Form 10-Q
period 1995-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1995-08-02
CIK 782149

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-15408


                  Southwest Royalties, Inc. Income Fund V
                  (Exact name of registrant as specified
                   in its limited partnership agreement)


Tennessee                                          75-2104619
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1995            1994
                                                -----------    ------------
                                                (unaudited)

     Assets

Current assets:
  Cash                                         $     28,392        16,645
  Receivable from Managing General Partner           86,773       103,629
                                                  ---------     ---------
    Total current assets                            115,165       120,274
                                                  ---------     ---------
Oil and gas properties - using the full
  cost method of accounting                       6,173,729     6,173,729
  Less accumulated depreciation,
    depletion and amortization                    4,615,520     4,491,520
                                                  ---------     ---------
    Net oil and gas properties                    1,558,209     1,682,209
                                                  ---------     ---------
                                               $  1,673,374     1,802,483
                                                  =========     =========
     Liabilities and Partners' Equity

Current liabilities:
    Accounts payable                           $        500           680
    Distributions payable                                44        -
                                                  ---------     ---------
      Total current liabilities                         544           680
                                                  ---------     ---------
  Partners' equity:
  General partners                                 (509,816)     (497,419)
  Limited partners                                2,182,646     2,299,222
                                                  ---------     ---------
    Total partners' equity                        1,672,830     1,801,803
                                                  ---------     ---------
                                               $  1,673,374     1,802,483
                                                  =========     =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                      1995      1994       1995      1994
                                      ----      ----       ----      ----

     Revenues

Income from net profits interests $  93,032    82,414    155,387   142,493
Interest income from operations         247       281        422       427
                                     ------   -------    -------   -------
                                     93,279    82,695    155,809   142,920
                                     ------   -------    -------   -------
     Expenses

General and administrative           30,488    31,022     66,282    67,679
Depreciation, depletion and
  amortization                       63,000    72,000    124,000   138,000
                                     ------   -------    -------   -------
                                     93,488   103,022    190,282   205,679
                                     ------   -------    -------   -------
Net loss                          $    (209)  (20,327)   (34,473)  (62,759)
                                     ======   =======    =======   =======
Net loss allocated to:

  Managing General Partner        $     (19)   (1,829)   (3,102)   (5,648)
                                     ======   =======    =======   =======
  General Partner                 $      (2)     (204)     (345)     (628)
                                     ======   =======    =======   =======
  Limited Partners                $    (188)  (18,294)  (31,026)  (56,483)
                                     ======   =======    =======   =======
    Per limited partner unit      $    (.03)    (2.44)    (4.14)    (7.53)
                                     ======   =======    =======   =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                        1995        1994
                                                        ----        ----
Cash flows from operating activities:

  Cash received from income from net
    profits interests                              $   172,243     150,888
  Cash paid to suppliers                               (66,462)    (45,596)
  Interest received                                        422         427
                                                       -------     -------
    Net cash provided by operating
      activities                                       106,203     105,719
                                                       -------     -------
Cash flows provided by investing activities:

  Cash received from sale of oil and gas
    property interest                                  -             3,749
                                                       -------     -------
Cash flows used in financing activities:

  Distributions to partners                            (94,456)    (83,511)
                                                       -------     -------
    Net increase in cash                                11,747      25,957

Cash -
  beginning of period                                   16,645         413
                                                       -------     -------
  end of period                                    $    28,392      26,370
                                                       =======     =======

                                                                (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                     Six Months Ended
                                                          June 30,
                                                   1995             1994
                                                   ----             ----
Reconciliation of net loss to
  net cash provided by operating
  activities:

Net loss                                       $  (34,473)         (62,759)

Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

    Depreciation, depletion and amortization      124,000          138,000
    Decrease in accounts receivable                16,856            8,395
    Increase (decrease) in accounts payable          (180)          22,083
                                                  -------          -------
Net cash provided by operating
  activities                                   $  106,203          105,719
                                                  =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties, Inc. Income Fund V was organized as a Tennessee limited partnership on May 1, 1986, after receipt from investors of $1,000,000 in limited partner capital contributions. The offering of limited partnership interests began on January 22, 1986 and concluded on July 22, 1986, with total limited partner contributions of $7,500,000.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.        General Comparison of the Quarters Ended June 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended June 30, 1995 and 1994:

                                               Three Months
                                                   Ended         Percentage
                                                  June 30,        Increase
                                               1995     1994     (Decrease)
                                               ----     ----     ----------

Average price per barrel of oil           $    18.25     17.00        7%
Average price per mcf of gas              $     1.93      2.04       (5%)
Oil production in barrels *                    8,300     8,600       (3%)
Gas production in mcf *                       52,900    48,000       10%
Income from net profits interests         $   93,032    82,414       13%
Partnership distributions                 $   56,500    44,000       28%
Limited partner distributions             $   50,850    39,600       28%
Per unit distribution to limited partners $     6.78      5.28       28%
Number of limited partner units                7,499     7,499

*In the Form 10-Q, for the quarter ended June 30, 1994, the oil and gas production volumes were calculated by rounding to the nearest 500 barrels or mcf, respectively. In the Form 10-Q, for the quarter ended June 30, 1995, the oil and gas production volumes were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's income from net profits interests increased to $93,032 from $82,414 for the quarters ended June 30, 1995 and 1994, respectively, an increase of 13%. The principal factors affecting the comparison of the quarters ended June 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994 by 7%, or $1.25 per barrel, resulting in an increase of approximately $10,800 in income from net profits interests. Oil sales represented 60% of total oil and gas sales during the quarters ended June 30, 1995 and 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 5%, or $.11 per mcf, resulting in a decrease of approximately $5,300 in income from net profits interests.

    The net increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $5,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 3% during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, resulting in a decrease of approximately $5,500 in income from net profits interests.

    Gas production increased approximately 4,900 mcf or 10% during the same period, resulting in an increase of approximately $9,500 in income from net profits interests.

    The net increase in income from net profits interests due to the change in production is approximately $4,000. The increase is a result of increased gas production, due to a previously shut-in well being brought back on line, and a successful workover performed on one well.

3. Lease operating costs and production taxes were 1% lower, or approximately $1,100 less during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994.

Costs and Expenses:

Total costs and expenses decreased to $93,488 from $103,022 for the quarters ended June 30, 1995 and 1994, respectively, a decrease of 9%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $500 during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994.

2. Depletion expense decreased to $63,000 for the quarter ended June 30, 1995 from $72,000 for the same period in 1994. This represents a decrease of 13%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. Although oil and gas revenues increased for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

B.  General Comparison of the Six Month Periods Ended June 30, 1995 and 1994

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1995 and 1994:

                                                Six Months
                                                   Ended         Percentage
                                                  June 30,        Increase
                                               1995     1994     (Decrease)
                                               ----     ----     ----------

Average price per barrel of oil           $    17.83     15.20       17%
Average price per mcf of gas              $     2.02      1.93        5%
Oil production in barrels *                   16,200    16,800       (4%)
Gas production in mcf *                      104,700   108,500       (4%)
Income from net profits interests         $  155,387   142,493        9%
Partnership distributions                 $   94,500    83,500       13%
Limited partner distributions             $   85,550    75,150       14%
Per unit distribution to limited partners $    11.41     10.02       14%
Number of limited partner units                7,499     7,499

*In the Form 10-Q, for the six months ended June 30, 1994, the oil and gas production volumes were calculated by rounding to the nearest 500 barrels or mcf, respectively. In the Form 10-Q, for the six months ended June 30, 1995, the oil and gas production volumes were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's income from net profits interests increased to $155,387 from $142,493 for the six months ended June 30, 1995 and 1994, respectively, an increase of 9%. The principal factors affecting the comparison of the six months ended June 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 by 17%, or $2.63 per barrel, resulting in an increase of approximately $44,200 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the six months ended June 30, 1995 as compared to 55% during the six months ended June 30, 1994.

    The average price for an mcf of gas received by the Partnership increased during the same period by 5%, or $.09 per mcf, resulting in an increase of approximately $9,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $54,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 4% during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, resulting in a decrease of approximately $10,700 in income from net profits interests.

    Gas production decreased approximately 3,800 mcf or 4% during the same period, resulting in a decrease of approximately $7,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $18,400.

3. Lease operating costs and production taxes were 7% higher, or approximately $23,200 more during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The increase is a result of a previously shut-in well being brought back on line and a workover on one well.

Costs and Expenses:

Total costs and expenses decreased to $190,282 from $205,679 for the six months ended June 30, 1995 and 1994, respectively, a decrease of 7%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,400 during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

2. Depletion expense decreased to $124,000 for the six months ended June 30, 1995 from $138,000 for the same period in 1994. This represents a decrease of 10%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. Although oil and gas revenues increased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

Liquidity and Capital Resources:

The primary source of cash is from operations, the receipt of income from net profits in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $106,200 in the six months ended June 30, 1995 as compared to approximately $105,700 in the six months ended June 30, 1994. Primary source of the 1995 cash flow from operating activities was profitable operations.

There were no cash flows provided by or used in investing activities in the six months ended June 30, 1995 as compared to approximately $3,700 of cash provided by the sale of oil and gas properties in the six months ended June 30, 1994.

Cash flows used in financing activities were approximately $94,500 in the six months ended June 30, 1995 as compared to approximately $83,500 in the six months ended June 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1995 were $94,500 of which $85,550 was distributed to the limited partners and $8,950 was distributed to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $11.41. Total distributions during the six months ended June 30, 1994 were $83,500 of which $75,150 was distributed to the limited partners and $8,350 was distributed to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1994 was $10.02. The source for the 1995 distributions of $94,500 was oil and gas operations of approximately $106,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1994 distributions of $83,500 were oil and gas operations of approximately $105,700 and equipment sales of approximately $3,700, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,497,489 have been made to the partners. As of June 30, 1995, $5,830,466 or $777.50 per limited partner unit has been distributed to the limited partners, representing a 78% return of the capital contributed.

As of June 30, 1995, the Partnership had approximately $114,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  None
        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHWEST ROYALTIES, INC.
                                 INCOME FUND V,
                                 a Tennessee limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date:  August 2, 1995           By:   /s/ Bill E. Coggin
                                       ------------------------------
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer