Form 10-Q
period 1995-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1995-11-08
CIK 782149

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                               September 30,   December 31,
                                                   1995            1994
                                               -------------   ------------
                                                (unaudited)
      Assets

Current assets:
  Cash                                       $     41,483          16,645
  Receivable from Managing General Partner         71,306         103,629
                                                ---------       ---------
    Total current assets                          112,789         120,274
                                                ---------       ---------
Oil and gas properties - using the full
 cost method of accounting                      6,173,729       6,173,729
  Less accumulated depreciation, depletion
   and amortization                             4,667,520       4,491,520
                                                ---------       ---------
    Net oil and gas properties                  1,506,209       1,682,209
                                                ---------       ---------
                                             $  1,618,998       1,802,483
                                                =========       =========
      Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                           $      -                 680
  Distributions payable                                36           -
                                                ---------       ---------
    Total current liabilities                          36             680
                                                ---------       ---------
Partners' equity:
  General partners                               (515,203)       (497,419)
  Limited partners                              2,134,165       2,299,222
                                                ---------       ---------
    Total partners' equity                      1,618,962       1,801,803
                                                ---------       ---------
                                             $  1,618,998       1,802,483
                                                =========       =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                   Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                    1995       1994       1995       1994
                                    ----       ----       ----       ----
    Revenues

Income from net profits
 interests                    $    63,644     94,082    219,030    236,575
Interest income from
 operations                           351        519        773        946
                                  -------    -------    -------    -------
                                   63,995     94,601    219,803    237,521
                                  -------    -------    -------    -------
    Expenses

General and administrative         27,363     28,383     93,644     96,064
Depreciation, depletion and
 amortization                      52,000     77,000    176,000    215,000
                                  -------    -------    -------    -------
                                   79,363    105,383    269,644    311,064
                                  -------    -------    -------    -------
Net loss                      $   (15,368)   (10,782)   (49,841)   (73,543)
                                  =======    =======    =======    =======
Net loss allocated to:

  Managing General Partner    $    (1,382)      (970)    (4,486)    (6,619)
                                  =======    =======    =======    =======
  General partner             $      (155)      (108)      (498)      (735)
                                  =======    =======    =======    =======
  Limited partners            $   (13,831)    (9,704)   (44,857)   (66,189)
                                  =======    =======    =======    =======
    Per limited partner unit  $     (1.84)     (1.29)     (5.98)     (8.83)
                                  =======    =======    =======    =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1995       1994
                                                         ----       ----
Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   251,353    284,658
  Cash paid to suppliers                                (94,324)   (96,064)
  Interest received                                         773        946
                                                        -------    -------
    Net cash provided by operating
     activities                                         157,802    189,540
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil and gas
   property interest                                       -         3,750
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (132,964)  (152,529)
                                                        -------    -------
    Net increase in cash                                 24,838     40,761

Cash:
  Beginning of period                                    16,645        413
                                                        -------    -------
  End of period                                     $    41,483     41,174
                                                        =======    =======

                                                                (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                          1995       1994
                                                          ----       ----
Reconciliation of net loss to
 net cash provided by operating
 activities:

Net loss                                            $   (49,841)   (73,543)

Adjustments to reconcile net loss
 to net cash provided by operating
 activities:

  Depreciation, depletion and amortization              176,000    215,000
  Decrease in accounts receivable                        32,323     48,083
  Decrease in accounts payable                             (680)      -
                                                        -------    -------
Net cash provided by operating activities           $   157,802    189,540
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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended September 30, 1995 and 1994:

                                                 Three Months
                                                     Ended      Percentage
                                                 September 30,   Increase
                                                 1995    1994   (Decrease)
                                                 ----    ----   ----------
Average price per barrel of oil               $  16.65   17.37     (4%)
Average price per mcf of gas                  $   1.76    1.96    (10%)
Oil production in barrels                        7,700   8,800    (13%)
Gas production in mcf                           47,400  53,600    (12%)
Income from net profits interests             $ 63,644  94,082    (32%)
Partnership distributions                     $ 38,500  69,000    (44%)
Limited partner distributions                 $ 34,650  62,100    (44%)
Per unit distribution to limited
 partners                                     $   4.62    8.28    (44%)
Number of limited partner units                  7,499   7,500

Net Profits Interests

The Partnership's income from net profits interests decreased to $63,644 from $94,082 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 32%. The principal factors affecting the comparison of the quarters ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994 by 4%, or $.72 per barrel, resulting in a decrease of approximately $6,300 in income from net profits interests. Oil sales represented 60% of total oil and gas sales during the quarter ended September 30, 1995 as compared to 59% during the quarter ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 10%, or $.20 per mcf, resulting in a decrease of approximately $10,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $17,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 13% during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, resulting in a decrease of approximately $18,300 in income from net profits interests.

    Gas production decreased approximately 6,200 mcf or 12% during the same period, resulting in a decrease of approximately $10,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $29,200. The decrease is a result of increased downtime due to mechanical failures.

3. Lease operating costs and production taxes were 10% lower, or approximately $15,600 less during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

Costs and Expenses

Total costs and expenses decreased to $79,363 from $105,383 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 25%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,000 during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

2.  Depletion expense decreased to $52,000 for the quarter ended
    September 30, 1995 from $77,000 for the same period in 1994. This represents a decrease of 32%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in price and production for the quarter ended September 30, 1995 as compared to the same period for 1994. Depletion reflected a comparable decline.

B.  General Comparison of the Nine Month Periods Ended September 30, 1995 and
    1994

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1995 and 1994:

                                                Nine Months
                                                   Ended        Percentage
                                               September 30,     Increase
                                               1995     1994    (Decrease)
                                               ----     ----    ----------
Average price per barrel of oil             $   17.45    15.94      9%
Average price per mcf of gas                $    1.94     1.94      0%
Oil production in barrels                      23,900   25,600     (7%)
Gas production in mcf                         152,000  162,000     (6%)
Income from net profits interests           $ 219,030  236,575     (7%)
Partnership distributions                   $ 133,000  152,500    (13%)
Limited partner distributions               $ 120,200  137,250    (12%)
Per unit distribution to limited
 partners                                   $   16.03    18.30    (12%)
Number of limited partner units                 7,499    7,500

Net Profits Interests

The Partnership's income from net profits interests decreased to $219,030 from $236,575 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 7%. The principal factors affecting the comparison of the nine months ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 by 9%, or $1.51 per barrel, resulting in an increase of approximately $38,700 in income from net profits interests. Oil sales represented 59% of total oil and gas sales during the nine months ended September 30, 1995 as compared to 57% during the nine months ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership remained the same during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $38,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 7% during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, resulting in a decrease of approximately $29,700 in income from net profits interests.

    Gas production decreased approximately 10,000 mcf or 6% during the same period, resulting in a decrease of approximately $19,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $49,100.

3. Lease operating costs and production taxes were 2% higher, or approximately $7,600 more during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

Costs and Expenses

Total costs and expenses decreased to $269,644 from $311,064 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 13%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,400 during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

2. Depletion expense decreased to $176,000 for the nine months ended September 30, 1995 from $215,000 for the same period in 1994. This represents a decrease of 18%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in oil price and oil and gas production for the nine months ended September 30, 1995 as compared to the same period for 1994. Depletion reflected a comparable decline.

Liquidity and Capital Resources

The primary source of cash is from profitable operations. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $157,800 in the nine months ended September 30, 1995 as compared to approximately $189,500 in the nine months ended September 30, 1994. The source of the 1995 cash flow from operating activities was profitable operations.

No cash flows were provided by investing activities in the nine months ended September 30, 1995 as compared to approximately $3,800 of cash provided from the sale of oil and gas properties in the nine months ended September 30, 1994.

Cash flows used in financing activities were approximately $133,000 in the nine months ended September 30, 1995 as compared to approximately $152,500 in the nine months ended September 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1995 were $133,000, of which $120,200 was distributed to the limited partners and $12,800 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $16.03. Total distributions during the nine months ended September 30, 1994 were $152,500, of which $137,250 was distributed to the limited partners and $15,250 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1994 was $18.30. The source for the 1995 distributions of $133,000 was oil and gas operations of approximately $157,800, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1994 distributions of $152,500 were oil and gas operations of approximately $189,500 and property sales of approximately $3,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,535,989 have been made to the partners. As of September 30, 1995, $5,865,116 or $782.12 per limited partner unit has been distributed to the limited partners, representing a 78% return of the capital contributed.

As of September 30, 1995, the Partnership had approximately $112,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES, INC.
                                 INCOME FUND V,
                                 a Tennessee limited partnership


                                 By:  Southwest Royalties, Inc.
                                      Managing General Partner


Date:  November 8, 1995         By:  /s/ Bill E. Coggin
                                      ------------------------------
                                      Bill E. Coggin, Vice President
                                      and Chief Financial Officer