Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1996-08-12
CIK 782149

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     21,304          24,788
  Receivable from Managing
   General Partner                                 84,517         109,546
  Distribution receivable                            -                 47
                                                ---------       ---------
    Total current assets                          105,821         134,381
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438       6,171,938
  Less accumulated depreciation,
    depletion and amortization                  4,743,520       4,676,520
                                                ---------       ---------
    Net oil and gas properties                  1,415,918       1,495,418
                                                ---------       ---------
                                             $  1,521,739       1,629,799
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distribution payable     $         31           -
                                                ---------       ---------
Partners' equity:
  General partners                               (524,023)       (514,025)
  Limited partners                              2,045,731       2,143,824
                                                ---------       ---------
    Total partners' equity                      1,521,708       1,629,799
                                                ---------       ---------
                                             $  1,521,739       1,629,799
                                                =========       =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $    63,725     93,032    142,346    155,387
Interest                              265        247        489        422
                                  -------    -------    -------    -------
                                   63,990     93,279    142,835    155,809
                                  -------    -------    -------    -------

     Expenses

General and administrative         27,900     30,488     62,813     66,282
Depreciation, depletion and
  amortization                     35,000     63,000     67,000    124,000
                                  -------    -------    -------    -------
                                   62,900     93,488    129,813    190,282
                                  -------    -------    -------    -------
Net income (loss)             $     1,090       (209)    13,022    (34,473)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $        99        (19)     1,172     (3,102)
                                  =======    =======    =======    =======
  General Partner             $        10         (2)       130       (345)
                                  =======    =======    =======    =======
  Limited Partners            $       981       (188)    11,720    (31,026)
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $       .13       (.03)      1.56      (4.14)
                                  =======    =======    =======    =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
    profits interests                               $   167,375    172,243
  Cash paid to suppliers                                (62,813)   (66,462)
  Interest received                                         489        422
                                                       --------    -------
    Net cash provided by operating
      activities                                        105,051    106,203
                                                       --------    -------
Cash flows provided by investing
 activities:

  Cash received from sale of oil
    and gas property interest                            12,500       -
                                                       --------    -------
Cash flows used in financing
 activities:

  Distributions to partners                            (121,035)   (94,456)
                                                       --------    -------
Net increase (decrease) in cash and
 cash equivalents                                        (3,484)    11,747

  Beginning of period                                    24,788     16,645
                                                       --------    -------
  End of period                                     $    21,304     28,392
                                                       ========    =======

                                                                (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income (loss)
  to net cash provided by operating
  activities:

Net income (loss)                                   $    13,022    (34,473)

Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:

    Depreciation, depletion and
     amortization                                        67,000    124,000
    Decrease in receivables                              25,029     16,856
    Decrease in payables                                   -          (180)
                                                        -------    -------
Net cash provided by operating
  activities                                        $   105,051    106,203
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.43     18.25        17%
Average price per mcf of gas             $    2.38      1.93        23%
Oil production in barrels                    5,500     8,300       (34%)
Gas production in mcf                       37,100    52,900       (30%)
Income from net profits interests        $  63,725    93,032       (32%)
Partnership distributions                $  56,113    56,500        (1%)
Limited partner distributions            $  51,313    50,850         1%
Per unit distribution to limited
 partners                                $    6.84      6.78         1%
Number of limited partner units              7,499     7,499


Revenues

The Partnership's income from net profits interests decreased to $63,725 from $93,032 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 32%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 17%, or $3.18 per barrel, resulting in an increase of approximately $26,400 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 60% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 23%, or $.45 per mcf, resulting in an increase of approximately $23,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $50,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,800 barrels or 34% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $60,000 in income from net profits interests.

    Gas production decreased approximately 15,800 mcf or 30% during the same period, resulting in a decrease of approximately $37,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $97,600. The decrease is a result of property sales, downhole problems causing the loss of one well, and another well being shut-in due to mechanical failures that are uneconomical to repair.

3. Lease operating costs and production taxes were 11% lower, or approximately $17,300 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is a result of a well that was operational in 1995 but shut-in during 1996. Also contributing to the decline was a well that required pump and rod repairs in 1995.

Costs and Expenses

Total costs and expenses decreased to $62,900 from $93,488 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 33%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $2,600 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decline is due to lower annual report printing expense and filing costs.

2. Depletion expense decreased to $35,000 for the quarter ended June 30, 1996 from $63,000 for the same period in 1995. This represents a decrease of 44%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.32     17.83        14%
Average price per mcf of gas             $    2.26      2.02        12%
Oil production in barrels                   11,200    16,200       (31%)
Gas production in mcf                       73,900   104,700       (29%)
Income from net profits interests        $ 142,346   155,387        (8%)
Partnership distributions                $ 121,113    94,500        28%
Limited partner distributions            $ 109,813    85,550        28%
Per unit distribution to limited
 partners                                $   14.64     11.41        28%
Number of limited partner units              7,499     7,499

Revenues

The Partnership's income from net profits interests decreased to $142,346 from $155,387 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 8%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 14%, or $2.49 per barrel, resulting in an increase of approximately $40,300 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the six months ended June 30, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.24 per mcf, resulting in an increase of approximately $25,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $65,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,000 barrels or 31% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $101,600 in income from net profits interests.

    Gas production decreased approximately 30,800 mcf or 29% during the same period, resulting in a decrease of approximately $69,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $171,200. The decrease is a result of property sales, downhole problems causing the loss of one well, and another well being shut-in due to mechanical failures that are uneconomical to repair.

3. Lease operating costs and production taxes were 27% lower, or approximately $91,700 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease is a result of a well that was operational in 1995 but shut-in during 1996. Also contributing to the decline was a well that required pump and rods repairs in 1995.

Costs and Expenses

Total costs and expenses decreased to $129,813 from $190,282 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 32%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $3,500 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $67,000 for the six months ended June 30, 1996 from $124,000 for the same period in 1995. This represents a decrease of 46%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $105,100 in the six months ended June 30, 1996 as compared to approximately $106,200 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were $12,500 in the six months ended June 30, 1996 as compared to none in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $121,000 in the six months ended June 30, 1996 as compared to approximately $94,500 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $121,113 of which $109,813 was distributed to the limited partners and $11,300 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $14.64. Total distributions during the six months ended June 30, 1995 were $94,500 of which $85,550 was distributed to the limited partners and $8,950 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $11.41.

The sources for the 1996 distributions of $121,113 were oil and gas operations of approximately $105,100 and the sale of oil and gas properties of $12,500, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $94,500 was oil and gas operations of approximately $106,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,711,043 have been made to the partners. As of June 30, 1996, $6,023,570 or $803.25 per limited partner unit has been distributed to the limited partners, representing an 80% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $105,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  August 12, 1996