Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1996-11-12
CIK 782149

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     17,506          24,788
  Receivable from Managing
   General Partner                                112,018         109,546
  Distribution receivable                            -                 47
                                                ---------       ---------
    Total current assets                          129,524         134,381
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438       6,171,938
  Less accumulated depreciation,
   depletion and amortization                   4,789,520       4,676,520
                                                ---------       ---------
    Net oil and gas properties                  1,369,918       1,495,418
                                                ---------       ---------
                                             $  1,499,442       1,629,799
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distribution payable     $         77           -
                                                ---------       ---------
Partners' equity:
  General partners                               (526,257)       (514,025)
  Limited partners                              2,025,622       2,143,824
                                                ---------       ---------
    Total partners' equity                      1,499,365       1,629,799
                                                ---------       ---------
                                             $  1,499,442       1,629,799
                                                =========       =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $    96,828     63,644    239,175    219,030
Interest                              256        351        745        773
                                  -------    -------    -------    -------
                                   97,084     63,995    239,920    219,803
                                  -------    -------    -------    -------

     Expenses

General and administrative         28,427     27,363     91,241     93,644
Depreciation, depletion and
 amortization                      46,000     52,000    113,000    176,000
                                  -------    -------    -------    -------
                                   74,427     79,363    204,241    269,644
                                  -------    -------    -------    -------
Net income (loss)             $    22,657    (15,368)    35,679    (49,841)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

  Managing General Partner    $     2,040     (1,382)     3,211     (4,486)
                                  =======    =======    =======    =======
  General Partner             $       226       (155)       357       (498)
                                  =======    =======    =======    =======
  Limited Partners            $    20,391    (13,831)    32,111    (44,857)
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      2.72      (1.84)      4.28      (5.98)
                                  =======    =======    =======    =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   236,703    251,353
  Cash paid to suppliers                                (91,241)   (94,324)
  Interest received                                         745        773
                                                       --------    -------
    Net cash provided by operating activities           146,207    157,802
                                                       --------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil
   and gas property interest                             12,500       -
                                                       --------    -------
Cash flows used in financing activities:

  Distributions to partners                            (165,989)  (132,964)
                                                       --------    -------
Net increase (decrease) in cash and
 cash equivalents                                        (7,282)    24,838

  Beginning of period                                    24,788     16,645
                                                       --------    -------
  End of period                                     $    17,506     41,483
                                                       ========    =======

                                                                (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income (loss)
 to net cash provided by operating
  activities:

Net income (loss)                                   $    35,679    (49,841)

Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:

    Depreciation, depletion and
     amortization                                       113,000    176,000
    (Increase) decrease in receivables                   (2,472)    32,323
    Decrease in payables                                   -          (680)
                                                       --------    -------
Net cash provided by operating
 activities                                         $   146,207    157,802
                                                       ========    =======

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   22.01     16.65        32%
Average price per mcf of gas             $    2.20      1.76        25%
Oil production in barrels                    8,600     7,700        12%
Gas production in mcf                       37,200    47,400       (22%)
Income from net profits interests        $  96,828    63,644        52%
Partnership distributions                $  45,000    38,500        17%
Limited partner distributions            $  40,500    34,650        17%
Per unit distribution to limited
 partners                                $    5.40      4.62        17%
Number of limited partner units              7,499     7,499

Revenues

The Partnership's income from net profits interests increased to $96,828 from $63,644 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 52%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 32%, or $5.36 per barrel, resulting in an increase of approximately $41,300 in income from net profits interests. Oil sales represented 70% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 60% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 25%, or $.44 per mcf, resulting in an increase of approximately $20,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $62,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 900 barrels or 12% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in an increase of approximately $19,800 in income from net profits interests.

    Gas production decreased approximately 10,200 mcf or 22% during the same period, resulting in a decrease of approximately $22,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $2,600. The decrease is a result of property sales, downhole problems causing the loss of one well and another well being shut-in due to mechanical failures that are uneconomical to repair. The increase in oil production is primarily attributable to a successful waterflood.

3. Lease operating costs and production taxes were 17% higher, or approximately $25,600 more during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The increase is a result of workover expense incurred in 1996 on one well.

Costs and Expenses

Total costs and expenses decreased to $74,427 from $79,363 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 6%. The decrease is the result of lower depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $1,100 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense decreased to $46,000 for the quarter ended September 30, 1996 from $52,000 for the same period in 1995. This represents a decrease of 12%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.05     17.45        21%
Average price per mcf of gas             $    2.24      1.94        15%
Oil production in barrels                   19,800    23,900       (17%)
Gas production in mcf                      111,100   152,000       (27%)
Income from net profits interests        $ 239,175   219,030         9%
Partnership distributions                $ 166,113   133,000        25%
Limited partner distributions            $ 150,313   120,200        25%
Per unit distribution to limited
 partners                                $   20.04     16.03        25%
Number of limited partner units              7,499     7,499

Revenues

The Partnership's income from net profits interests increased to $239,175 from $219,030 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 9%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 21%, or $3.60 per barrel, resulting in an increase of approximately $86,000 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 59% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.30 per mcf, resulting in an increase of approximately $45,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $131,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,100 barrels or 17% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $86,300 in income from net profits interests.

    Gas production decreased approximately 40,900 mcf or 27% during the same period, resulting in a decrease of approximately $91,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $177,900. The decrease is a result of property sales, downhole problems causing the loss of one well and another well being shut-in due to mechanical failures that are uneconomical to repair.

3. Lease operating costs and production taxes were 13% lower, or approximately $66,100 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease is a result of a well that was operational in 1995, but shut-in during 1996. Also contributing to the decline, was a well that required pump and rod repairs in 1995.

Costs and Expenses

Total costs and expenses decreased to $204,241 from $269,644 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 24%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,400 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense decreased to $113,000 for the nine months ended September 30, 1996 from $176,000 for the same period in 1995. This represents a decrease of 36%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $146,200 in the nine months ended September 30, 1996 as compared to approximately $157,800 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $12,500 in the nine months ended September 30, 1996 as compared to none in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $165,989 in the nine months ended September 30, 1996 as compared to approximately $132,964 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $166,113 of which $150,313 was distributed to the limited partners and $15,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $20.04. Total distributions during the nine months ended September 30, 1995 were $133,000 of which $120,200 was distributed to the limited partners and $12,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $16.03.

The sources for the 1996 distributions of $166,113 were oil and gas operations of approximately $146,200 and the sale of oil and gas properties of approximately $12,500, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $133,000 was oil and gas operations of approximately $157,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,756,043 have been made to the partners. As of September 30, 1996, $6,064,070 or $808.65 per limited partner unit has been distributed to the limited partners, representing an 81% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $129,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Financial Data Schedule
        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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


Date:  November 15, 1996