Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1997-05-14
CIK 782149

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997           1996
                                                   ----           ----
                                                (unaudited)

  Assets

Current assets:
 Cash and equivalents                         $     21,263        16,380
 Receivable from Managing General Partner          131,498       190,242
                                                 ---------     ---------
    Total current assets                           152,761       206,622
                                                 ---------     ---------
Oil and gas properties - using
 the full-cost method of accounting              6,159,438     6,159,438
  Less accumulated depreciation,
   depletion and amortization                    4,843,520     4,808,520
                                                 ---------     ---------
    Net oil and gas properties                   1,315,918     1,350,918
                                                 ---------     ---------
                                              $  1,468,679     1,557,540
                                                 =========     =========

  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      5,300           -
 Distributions payable                                 327            84
                                                 ---------     ---------
    Total current liabilities                        5,627            84
                                                 ---------     ---------
Partners' equity:
 General partners                                 (529,888)     (520,448)
 Limited partners                                1,992,940     2,077,904
                                                 ---------     ---------
    Total partners' equity                       1,463,052     1,557,456
                                                 ---------     ---------
                                              $  1,468,679     1,557,540
                                                 =========     =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Income from net profits interests                   $   137,592     78,621
Interest                                                    436        223
                                                        -------     ------
                                                        138,028     78,844
                                                        -------     ------
  Expenses

General and administrative                               34,432     34,912
Depreciation, depletion and amortization                 35,000     32,000
                                                        -------     ------
                                                         69,432     66,912
                                                        -------     ------

Net income                                          $    68,596     11,932
                                                        =======     ======

Net income allocated to:

 Managing General Partner                           $     6,174      1,074
                                                        =======     ======
 General partner                                    $       686        119
                                                        =======     ======
 Limited partners                                   $    61,736     10,739
                                                        =======     ======
  Per limited partner unit                          $      8.23       1.43
                                                        =======     ======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   196,336     93,056
 Cash paid to suppliers                                 (29,132)   (30,562)
 Interest received                                          436        223
                                                       --------    -------
 Net cash provided by operating activities              167,640     62,717
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                             (162,757)   (64,919)
                                                       --------    -------
Net increase (decrease) in cash and cash
 equivalents                                              4,883     (2,202)

 Beginning of period                                     16,380     24,788
                                                       --------    -------
 End of period                                      $    21,263     22,586
                                                       ========    =======

                                                                (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    68,596     11,932

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               35,000     32,000
  Decrease in receivables                                58,744     14,435
  Increase in payables                                    5,300      4,350
                                                        -------     ------
Net cash provided by operating activities           $   167,640     62,717
                                                        =======     ======

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

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   20.75     19.24       8%
Average price per mcf of gas              $    2.32      2.14       8%
Oil production in barrels                     9,000     5,700      58%
Gas production in mcf                        39,400    36,800       7%
Income from net profits interests         $ 137,592    78,621      75%
Partnership distributions                 $ 163,000    65,000     151%
Limited partner distributions             $ 146,700    58,500     151%
Per unit distribution to limited
 partners                                 $   19.56      7.80     151%
Number of limited partner units               7,499     7,499

Revenues

The Partnership's income from net profits interests increased to $137,592 from $78,621 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 75%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 8%, or $1.51 per barrel, resulting in an increase of approximately $8,600 in income from net profits interests. Oil sales represented 67% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 58% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.18 per mcf, resulting in an increase of approximately $6,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $15,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 3,300 barrels or 58% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in an increase of approximately $68,500 in income from net profits interests.

    Gas production increased approximately 2,600 mcf or 7% during the same period, resulting in an increase of approximately $6,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $74,500. The increase is primarily a result of the successful workovers on two leases and the effects of a successful waterflood.

3. Lease operating costs and production taxes were 28% higher, or approximately $30,500 more during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase is primarily a result of successful workover costs on a previously shut-in well.

Costs and Expenses

Total costs and expenses increased to $69,432 from $66,912 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 4%. The increase is the result of higher depletion expense, offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $500 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense increased to $35,000 for the quarter ended March 31, 1997 from $32,000 for the same period in 1996. This represents an increase of 9%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended March 31, 1997 as compared to the same period for 1996. Depletion reflected a comparable increase.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $167,600 in the quarter ended March 31, 1997 as compared to approximately $62,700 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $162,800 in the quarter ended March 31, 1997 as compared to approximately $64,900 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $163,000 of which $146,700 was distributed to the limited partners and $16,300 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $19.56. Total distributions during the quarter ended March 31, 1996 were $65,000 of which $58,500 was distributed to the limited partners and $6,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $7.80.

The source for the 1997 distributions of $163,000 was oil and gas operations of approximately $167,600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $65,000 was oil and gas operations of approximately $62,700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,039,043 have been made to the partners. As of March 31, 1997, $6,318,770 or $842.62 per limited partner unit has been distributed to the limited partners, representing an 84% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $147,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997