Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1997-08-14
CIK 782149

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      6,718          16,380
 Receivable from Managing General Partner         115,051         190,242
                                               ----------       ---------
    Total current assets                          121,769         206,622
                                               ----------       ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438       6,159,438
  Less accumulated depreciation,
   depletion and amortization                  (4,876,520)      4,808,520
                                               ----------       ---------
    Net oil and gas properties                  1,282,918       1,350,918
                                               ----------       ---------
                                             $  1,404,687       1,557,540
                                               ==========       =========
  Liabilities and Partners' Equity

Current liabilities
 Distribution payable                        $         86              84
 Accounts payable                                     899            -
                                               ----------       ---------
    Total current liabilities                         985              84
                                               ----------       ---------

Partners' equity:
 General partners                                (535,824)       (520,448)
 Limited partners                               1,939,526       2,077,904
                                               ----------       ---------
    Total partners' equity                      1,403,702       1,557,456
                                               ----------       ---------
                                             $  1,404,687       1,557,540
                                               ==========       =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                    $    77,772     63,725    215,365    142,346
Interest                              280        265        716        489
                                   ------     ------    -------    -------
                                   78,052     63,990    216,081    142,835
                                   ------     ------    -------    -------

  Expenses

General and administrative         28,402     27,900     62,835     62,813
Depreciation, depletion and
 amortization                      33,000     35,000     68,000     67,000
                                   ------     ------    -------    -------
                                   61,402     62,900    130,835    129,813
                                   ------     ------    -------    -------
Net income                    $    16,650      1,090     85,246     13,022
                                   ======     ======    =======    =======
Net income allocated to:

 Managing General Partner     $     1,500         99      7,672      1,172
                                   ======     ======    =======    =======
 General Partner              $       166         10        853        130
                                   ======     ======    =======    =======
 Limited Partners             $    14,984        981     76,721     11,720
                                   ======     ======    =======    =======
  Per limited partner unit    $      2.00        .13      10.23       1.56
                                   ======     ======    =======    =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   290,556    167,375
 Cash paid to suppliers                                 (61,936)   (62,813)
 Interest received                                          716        489
                                                       --------   --------
  Net cash provided by operating activities             229,336    105,051
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                         -       12,500
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (238,998)  (121,035)
                                                       --------   --------
Net decrease in cash and cash equivalents                (9,662)    (3,484)

 Beginning of period                                     16,380     24,788
                                                       --------   --------
 End of period                                      $     6,718     21,304
                                                       ========   ========

                                                                (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    85,246     13,022

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               68,000     67,000
  Decrease in receivables                                75,191     25,029
  Increase in payables                                      899        -
                                                        -------    -------
Net cash provided by operating activities           $   229,336    105,051
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $    19.39      21.43     (10%)
Average price per mcf of gas             $     2.38       2.38        -
Oil production in barrels                     8,600      5,500      56%
Gas production in mcf                        41,500     37,100      12%
Income from net profits interests        $   77,772     63,725      22%
Partnership distributions                $   76,000     56,113      35%
Limited partner distributions            $   68,400     51,313      33%
Per unit distribution to limited
 partners                                $     9.12       6.84      33%
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests increased to $77,772 from $63,725 for the quarters ended June 30, 1997 and 1996, respectively, an increase of 22%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 10%, or $2.04 per barrel, resulting in a decrease of approximately $11,200 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 57% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership remained unchanged during the same period, resulting in no change in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $11,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 3,100 barrels or 56% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in an increase of approximately $60,100 in income from net profits interests.

    Gas production increased approximately 4,400 mcf or 12% during the same period, resulting in an increase of approximately $10,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $70,600. The increase is primarily attributable to the successful workovers on three wells and the effects of a successful waterflood.

3. Lease operating costs and production taxes were 31% higher, or approximately $44,500 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The increase is primarily attributable to workovers on three wells.

Costs and Expenses

Total costs and expenses decreased to $61,402 from $62,900 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 2%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $500 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $33,000 for the quarter ended June 30, 1997 from $35,000 for the same period in 1996. This represents a decrease of 6%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $    20.08      20.32      (1%)
Average price per mcf of gas             $     2.35       2.26       4%
Oil production in barrels                    17,600     11,200      57%
Gas production in mcf                        80,900     73,900       9%
Income from net profits interests        $  215,365    142,346      51%
Partnership distributions                $  239,000    121,113      97%
Limited partner distributions            $  215,100    109,813      96%
Per unit distribution to limited
 partners                                $    28.68      14.64      96%
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests increased to $215,365 from $142,346 for the six months ended June 30, 1997 and 1996, respectively, an increase of 51%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 1%, or $.24 per barrel, resulting in a decrease of approximately $2,700 in income from net profits interests. Oil sales represented 65% of total oil and gas sales during the six months ended June 30, 1997 as compared to 58% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.09 per mcf, resulting in an increase of approximately $6,700 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $4,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 6,400 barrels or 57% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in an increase of approximately $128,500 in income from net profits interests.

    Gas production increased approximately 7,000 mcf or 9% during the same period, resulting in an increase of approximately $16,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $145,000. The increase is primarily attributable to the successful workovers on three wells and the effects of a successful waterflood.

3. Lease operating costs and production taxes were 30% higher, or approximately $75,000 more during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase is primarily attributable to workovers on three wells.

Costs and Expenses

Total costs and expenses increased to $130,835 from $129,813 for the six months ended June 30, 1997 and 1996, respectively, an increase of 1%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $20 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense increased to $68,000 for the six months ended June 30, 1997 from $67,000 for the same period in 1996. This represents an increase of 1%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $229,300 in the six months ended June 30, 1997 as compared to approximately $105,100 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1997 as compared to $12,500 in the six months ended June 30, 1996.

Cash flows used in financing activities were approximately $239,000 in the six months ended June 30, 1997 as compared to approximately $121,000 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $239,000 of which $215,100 was distributed to the limited partners and $23,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $28.68. Total distributions during the six months ended June 30, 1996 were $121,113 of which $109,813 was distributed to the limited partners and $11,300 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $14.64.

The source for the 1997 distributions of $239,000 was oil and gas operations of approximately $229,300, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $121,113 were oil and gas operations of approximately $105,100 and the sale of oil and gas properties of $12,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,115,043 have been made to the partners. As of June 30, 1997, $6,387,170 or $851.74 per limited partner unit has been distributed to the limited partners, representing an 85% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $120,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             27 Financial Data Schedule

        (b)  Reports on Form 8-K:

             On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to
             Item 4, Changes in Registrant's Certifying Accountant.

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


Date:  August 15, 1997