Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1997-11-12
CIK 782149

Page 1 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $        -         16,380
 Receivable from Managing General Partner         114,722        190,242
 Distribution receivable                              288              -
                                                ---------      ---------
     Total current assets                         115,010        206,622
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438      6,159,438
  Less accumulated depreciation,
   depletion and amortization                   4,908,520      4,808,520
                                                ---------      ---------
     Net oil and gas properties                 1,250,918      1,350,918
                                                ---------      ---------
                                               $1,365,928      1,557,540
                                                =========      =========

Liabilities and Partners' Equity

Current liabilities
 Distribution payable                          $        -             84
 Bank overdraft                                     1,729              -
                                                ---------      ---------
     Total current liabilities                      1,729             84
                                                ---------      ---------
Partners' equity
 General partners                               (539,774)      (520,448)
 Limited partners                               1,903,973      2,077,904
                                                ---------      ---------
     Total partners' equity                     1,364,199      1,557,456
                                                ---------      ---------
                                               $1,365,928      1,557,540
                                                =========      =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                    $   50,064    96,828     265,428   239,175
Interest                              72       256         788       745
                                  ------    ------     -------   -------
                                  50,136    97,084     266,216   239,920
                                  ------    ------     -------   -------
Expenses

General and administrative        27,637    28,427      90,473    91,241
Depreciation, depletion and
 amortization                     32,000    46,000     100,000   113,000
                                  ------    ------     -------   -------
                                  59,637    74,427     190,473   204,241
                                  ------    ------     -------   -------
Net income (loss)             $  (9,501)    22,657      75,743    35,679
                                  ======    ======     =======   =======



Net income (loss) allocated to:

 Managing General Partner     $    (854)     2,040       6,817     3,211
                                  ======    ======     =======   =======
 General Partner              $     (96)       226         757       357
                                  ======    ======     =======   =======
 Limited Partners             $  (8,551)    20,391      68,169    32,111
                                  ======    ======     =======   =======
  Per limited partner unit    $   (1.14)      2.72        9.09      4.28
                                  ======    ======     =======   =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  340,948    236,703
 Cash paid to suppliers                              (90,473)   (91,241)
 Interest received                                        788        745
                                                      -------    -------

  Net cash provided by operating activities           251,263    146,207
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                         -     12,500
                                                      -------    -------
Cash flows from financing activities

 Distributions to partners                          (269,372)  (165,989)
 Bank overdraft                                         1,729          -
                                                      -------    -------

  Net cash used in financing activities             (267,643)  (165,989)
-------                                            -------
Net decrease in cash and cash equivalents            (16,380)    (7,282)

 Beginning of period                                   16,380     24,788
                                                      -------    -------
 End of period                                     $        -     17,506
=======                                            =======

                                                             (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   75,743     35,679

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization             100,000    113,000
 (Increase) decrease in receivables                    75,520    (2,472)
                                                      -------    -------
Net cash provided by operating activities          $  251,263    146,207
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.42    22.01    (16%)
Average price per mcf of gas               $    2.33     2.20       6%
Oil production in barrels                      8,300    8,600     (3%)
Gas production in mcf                         41,700   37,200      12%
Income from net profits interests          $  50,064   96,828    (48%)
Partnership distributions                  $  30,000   45,000    (33%)
Limited partner distributions              $  27,000   40,500    (33%)
Per unit distribution to limited partners  $    3.60     5.40    (33%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $50,064 from $96,828 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 48%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 16%, or $3.59 per barrel, resulting in a decrease of approximately $30,900 in income from net profits interests. Oil sales represented 61% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 70% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.13 per mcf, resulting in an increase of approximately $4,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $26,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 3% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $5,500 in income from net profits interests.

    Gas production increased approximately 4,500 mcf or 12% during the same period, resulting in an increase of approximately $10,500 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $5,000. The increase in production is primarily attributable to the re-opening of a previously shut-in well and the successful workovers on three wells.

3. Lease operating costs and production taxes were 15% higher, or approximately $26,700 more during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The increase in lease operating costs and production taxes is primarily attributable to workover costs incurred in 1997 as compared to 1996 and lease operating costs the Managing General Partner failed to bill the Partnership on one lease for a three year period. The increase in lease operating costs was partially offset by a refund of three years of gas production tax.

Costs and Expenses

Total costs and expenses decreased to $59,637 from $74,427 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 20%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $800 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $32,000 for the quarter ended September 30, 1997 from $46,000 for the same period in 1996. This represents a decrease of 30%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in gross oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Nine Month Periods Ended September 30, 1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.55    21.05     (7%)
Average price per mcf of gas               $    2.34     2.24       4%
Oil production in barrels                     25,900   19,800      31%
Gas production in mcf                        122,600  111,100      10%
Income from net profits interests          $ 265,428  239,175      11%
Partnership distributions                  $ 269,000  166,113      62%
Limited partner distributions              $ 242,100  150,313      61%
Per unit distribution to limited partners  $   32.28    20.04      61%
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests increased to $265,428 from $239,175 for the nine months ended September 30, 1997 and 1996, respectively, an increase of 11%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 7%, or $1.50 per barrel, resulting in a decrease of approximately $29,700 in income from net profits interests. Oil sales represented 64% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 63% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.10 per mcf, resulting in an increase of approximately $11,100 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $18,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 6,100 barrels or 31% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in an increase of approximately $119,300 in income from net profits interests.

    Gas production increased approximately 11,500 mcf or 10% during the same period, resulting in an increase of approximately $26,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $146,200. The increase in production is primarily attributable to the re-opening of a previously shut-in well and the successful workovers on three wells.

3. Lease operating costs and production taxes were 24% higher, or approximately $101,700 more during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase in lease operating costs and production taxes is primarily attributable to workover costs incurred in 1997 as compared to 1996 and lease operating costs the Managing General Partner failed to bill the Partnership on one lease for a three year period. The increase in lease operating costs was partially offset by a refund of three years of gas production tax.

Costs and Expenses

Total costs and expenses decreased to $190,473 from $204,241 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 7%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $800 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $100,000 for the nine months ended September 30, 1997 from $113,000 for the same period in 1996. This represents a decrease of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $251,300 in the nine months ended September 30, 1997 as compared to approximately $146,200 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1997 as compared to $12,500 in the nine months ended September 30, 1996.

Cash flows used in financing activities were approximately $267,600 in the nine months ended September 30, 1997 as compared to approximately $166,000 in the nine months ended September 30, 1996. The primary use of financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $269,000 of which $242,100 was distributed to the limited partners and $26,900 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $32.28. Total distributions during the nine months ended September 30, 1996 were $166,113 of which $150,313 was distributed to the limited partners and $15,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $20.04.

The source for the 1997 distributions of $269,000 was oil and gas operations of approximately $251,300, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $166,113 were oil and gas operations of approximately $146,200 and the change in oil and gas properties of $12,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,145,043 have been made to the partners. As of September 30, 1997, $6,414,170 or $855.34 per limited partner unit has been distributed to the limited partners, representing an 86% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $113,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Royalties, Inc. Income Fund V
                                   a Tennessee limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997