Form 10-Q
period 1998-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1998-05-13
CIK 782149

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 March 31,    December 31,
                                                    1998          1997
                                                    ----          ----
                                                (unaudited)
  Assets

Current assets:
 Cash and equivalents                         $     13,312         4,418
 Receivable from Managing General Partner           84,546       123,280
 Distribution receivable                                 -           114
                                                 ---------     ---------
    Total current assets                            97,858       127,812
                                                 ---------     ---------
Oil and gas properties - using
 the full-cost method of accounting              6,159,438     6,159,438
  Less accumulated depreciation,
   depletion and amortization                    5,022,520     4,985,520
                                                 ---------     ---------
    Net oil and gas properties                   1,136,918     1,173,918
                                                 ---------     ---------
                                              $  1,234,776     1,301,730
                                                 =========     =========

  Liabilities and Partners' Equity

Current liabilities - Distributions payable   $        100             -
                                                 ---------     ---------
Partners' equity:
 General partners                                (552,725)     (546,020)
 Limited partners                                1,787,401     1,847,750
                                                 ---------     ---------
    Total partners' equity                       1,234,676     1,301,730
                                                 ---------     ---------
                                              $  1,234,776     1,301,730
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998       1997
                                                          ----       ----
  Revenues

Income from net profits interests                   $    74,109    137,592
Interest                                                    349        436
                                                        -------    -------
                                                         74,458    138,028
                                                        -------    -------
  Expenses

General and administrative                               35,512     34,432
Depreciation, depletion and amortization                 37,000     35,000
                                                        -------    -------
                                                         72,512     69,432
                                                        -------    -------

Net income                                          $     1,946     68,596
                                                        =======    =======

Net income allocated to:

 Managing General Partner                           $       175      6,174
                                                        =======    =======
 General partner                                    $        20        686
                                                        =======    =======
 Limited partners                                   $     1,751     61,736
                                                        =======    =======
  Per limited partner unit                          $       .24       8.23
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1998       1997
                                                          ----       ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   112,843    196,336
 Cash paid to suppliers                                (35,512)   (29,132)
 Interest received                                          349        436
                                                       --------    -------
 Net cash provided by operating activities               77,680    167,640
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                             (68,786)  (162,757)
                                                       --------    -------
Net increase in cash and cash equivalents                 8,894      4,883

 Beginning of period                                      4,418     16,380
                                                       --------    -------
 End of period                                      $    13,312     21,263
                                                       ========    =======

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund V

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1998       1997
                                                          ----       ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $     1,946     68,596

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               37,000     35,000
  Decrease in receivables                                38,734     58,744
  Increase in payables                                        -      5,300
                                                        -------    -------
Net cash provided by operating activities           $    77,680    167,640
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              1998      1997     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $  14.41     20.75     (31%)
Average price per mcf of gas              $   2.33      2.32        1%
Oil production in barrels                    8,400     9,000      (7%)
Gas production in mcf                       38,500    39,400      (3%)
Income from net profits interests         $ 74,109   137,592     (47%)
Partnership distributions                 $ 69,000   163,000     (58%)
Limited partner distributions             $ 62,100   146,700     (58%)
Per unit distribution to limited
 partners                                 $   8.28     19.56     (58%)
Number of limited partner units              7,499     7,499

Revenues

The Partnership's income from net profits interests decreased to $74,109 from $137,592 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 47%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 31%, or $6.34 per barrel, resulting in a decrease of approximately $57,060 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 67% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.01 per mcf, resulting in an increase of approximately $400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $56,660. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 7% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in a decrease of approximately $8,600 in income from net profits interests.

    Gas production decreased approximately 900 mcf or 3% during the same period, resulting in a decrease of approximately $2,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $10,700.

3.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $3,700 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

Costs and Expenses

Total costs and expenses increased to $72,512 from $69,432 for the quarters ended March 31, 1998 and 1997, respectively, an increase of 5%. The increase is the result of higher depletion and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $1,100 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. Depletion expense increased to $37,000 for the quarter ended March 31, 1998 from $35,000 for the same period in 1997. This represents an increase of 6%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $77,700 in the quarter ended March 31, 1998 as compared to approximately $167,600 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $68,800 in the quarter ended March 31, 1998 as compared to approximately $162,800 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $69,000 of which $62,100 was distributed to the limited partners and $6,900 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $8.28. Total distributions during the quarter ended March 31, 1997 were $163,000 of which $146,700 was distributed to the limited partners and $16,300 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $19.56.

The source for the 1998 distributions of $69,000 was oil and gas operations of approximately $77,700, resulting in excess cash for contingencies or subsequent distributions. The source for the 1997 distributions of $163,000 was oil and gas operations of approximately $167,600.

Since inception of the Partnership, cumulative monthly cash distributions of $7,303,043 have been made to the partners. As of March 31, 1998, $6,556,370 or $874.30 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $97,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998