Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1998-08-12
CIK 782149

14 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      4,827           4,418
 Receivable from Managing General Partner          62,581         123,280
 Distribution receivable                                -             114
                                               ----------       ---------
    Total current assets                           67,408         127,812
                                               ----------       ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438       6,159,438
  Less accumulated depreciation,
   depletion and amortization                   5,057,520       4,985,520
                                               ----------       ---------
    Net oil and gas properties                  1,101,918       1,173,918
                                               ----------       ---------
                                             $  1,169,326       1,301,730
                                               ==========       =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $         93               -
                                               ----------       ---------

Partners' equity:
 General partners                               (559,270)       (546,020)
 Limited partners                               1,728,503       1,847,750
                                               ----------       ---------
    Total partners' equity                      1,169,233       1,301,730
                                               ----------       ---------
                                             $  1,169,326       1,310,730
                                               ==========       =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income from net profits
 interests                    $    35,630     77,772    109,739    215,365
Interest                              443        280        792        716
                                   ------     ------    -------    -------
                                   36,073     78,052    110,531    216,081
                                   ------     ------    -------    -------

  Expenses

General and administrative         31,015     28,402     66,528     62,835
Depreciation, depletion and
 amortization                      35,000     33,000     72,000     68,000
                                   ------     ------    -------    -------
                                   66,015     61,402    138,528    130,835
                                   ------     ------    -------    -------
Net income (loss)             $  (29,942)     16,650   (27,997)     85,246
                                   ======     ======    =======    =======
Net income  (loss) allocated to:

 Managing General Partner     $   (2,695)      1,500    (2,520)      7,672
                                   ======     ======    =======    =======
 General Partner              $     (299)        166      (280)        853
                                   ======     ======    =======    =======
 Limited Partners             $  (26,948)     14,984   (25,197)     76,721
                                   ======     ======    =======    =======
  Per limited partner unit    $    (3.60)       2.00     (3.36)      10.23
                                   ======     ======    =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   165,750    290,556
 Cash paid to suppliers                                (61,840)   (61,936)
 Interest received                                          792        716
                                                       --------   --------
  Net cash provided by operating activities             104,702    229,336
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (104,293)  (238,998)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                                409    (9,662)

 Beginning of period                                      4,418     16,380
                                                       --------   --------
 End of period                                      $     4,827      6,718
                                                       ========   ========

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund V

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (27,997)     85,246

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               72,000     68,000
  Decrease in receivables                                56,011     75,191
  Increase in payables                                    4,688        899
                                                        -------    -------
Net cash provided by operating activities           $   104,702    229,336
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

Based on current conditions, management does not anticipate performing workovers during 1998. The Partnership may have a slight increase in 1998, but thereafter, the Partnership could possibly experience a normal decline of 8% to 10% a year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.09      19.39     (32%)
Average price per mcf of gas             $     1.85       2.38     (22%)
Oil production in barrels                     6,600      8,600     (23%)
Gas production in mcf                        33,600     41,500     (19%)
Income from net profits interests        $   35,630     77,772     (54%)
Partnership distributions                $   35,500     76,000     (53%)
Limited partner distributions            $   31,950     68,400     (53%)
Per unit distribution to limited
 partners                                $     4.26       9.12     (53%)
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests decreased to $35,630 from $77,772 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 54%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 32%, or $6.30 per barrel, resulting in a decrease of approximately $54,000 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 63% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased by 22% or $.53 per mcf, resulting in a decrease of approximately $22,000 in income from net profits interest.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $76,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,000 barrels or 23% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $26,200 in income from net profits interests.

    Gas production decreased approximately 7,900 mcf or 19% during the same period, resulting in a decrease of approximately $15,000 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $41,200. The decrease is primarily attributable to the decline in oil prices, which has made it uneconomical to repair two wells and the explosion of a gas plant which caused a decline in mcfs for the month of April.

3. Lease operating costs and production taxes were 40% lower, or approximately $74,500 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The decrease is primarily attributable to workovers on three wells performed in 1997.

Costs and Expenses

Total costs and expenses increased to $66,015 from $61,402 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 8%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 9% or approximately $2,600 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. Depletion expense increased to $35,000 for the quarter ended June 30, 1998 from $33,000 for the same period in 1997. This represents an increase of 6%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.83      20.08     (31%)
Average price per mcf of gas             $     2.11       2.35     (10%)
Oil production in barrels                    15,000     17,600     (15%)
Gas production in mcf                        72,100     80,900     (11%)
Income from net profits interests        $  109,739    215,365     (49%)
Partnership distributions                $  104,500    239,000     (56%)
Limited partner distributions            $   94,050    215,100     (56%)
Per unit distribution to limited
 partners                                $    12.54      28.68     (56%)
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests decreased to $109,739 from $215,365 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 49%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 31%, or $6.25 per barrel, resulting in a decrease of approximately $110,000 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the six months ended June 30, 1998 as compared to 65% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 10%, or $.24 per mcf, resulting in a decrease of approximately $19,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $129,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,600 barrels or 15% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $36,000 in income from net profits interests.

    Gas production decreased approximately 8,800 mcf or 11% during the same period, resulting in a decrease of approximately $19,000 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $55,000. The decrease is primarily attributable to the decline in oil prices, which has made it uneconomical to repair two wells and the explosion of a gas plant which caused a decline in mcfs for the month of March and April.

3. Lease operating costs and production taxes were 24% lower, or approximately $78,000 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease is primarily attributable to workovers on three wells during 1997.

Costs and Expenses

Total costs and expenses increased to $138,528 from $130,835 for the six months ended June 30, 1998 and 1997, respectively, an increase of 6%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $3,600 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense increased to $72,000 for the six months ended June 30, 1998 from $68,000 for the same period in 1997. This represents an increase of 6%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $104,700 in the six months ended June 30, 1998 as compared to approximately $229,300 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1998 and 1997.

Cash flows used in financing activities were approximately $104,300 in the six months ended June 30, 1998 as compared to approximately $239,000 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $104,500 of which $94,050 was distributed to the limited partners and $10,450 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $12.55. Total distributions during the six months ended June 30, 1997 were $239,000 of which $215,100 was distributed to the limited partners and $23,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $28.68.

The sources for the 1998 distributions of $104,500 were oil and gas operations of approximately $104,700. The source for the 1997 distributions of $239,000 was oil and gas operations of approximately $229,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,338,543 have been made to the partners. As of June 30, 1998, $6,588,320 or $878.56 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $67,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

             27 Financial Data Schedule

             (b   Reports on Form 8-K:
           No reports on Form 8-
           K were filed during the quarter ended June 30, 1998.

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


Date:  August 15, 1998