Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1998-11-12
CIK 782149

Page 11 of 15
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets
------

Current assets
 Cash and cash equivalents                     $   12,724          4,418
 Receivable from Managing General Partner          47,425        123,280
 Distribution receivable                                -            114
                                                ---------      ---------
     Total current assets                          60,149        127,812
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438      6,159,438
  Less accumulated depreciation,
   depletion and amortization                   5,073,520      4,985,520
                                                ---------      ---------
     Net oil and gas properties                 1,085,918      1,173,918
                                                ---------      ---------
                                               $1,146,067      1,301,730
                                                =========      =========

Liabilities and Partners' Equity
--------------------------------

Current liability - Distribution payable       $      180              -
                                                ---------      ---------
Partners' equity
 General partners                               (561,605)      (546,020)
 Limited partners                               1,707,492      1,847,750
                                                ---------      ---------
     Total partners' equity                     1,145,887      1,301,730
                                                ---------      ---------
                                               $1,146,067      1,301,730
                                                =========      =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----

Revenues
--------

Income from net profits
 interests                    $   23,853    50,064     133,593   265,428
Interest                              87        72         879       788
                                  ------    ------     -------   -------
                                  23,941    50,136     134,472   266,216
                                  ------    ------     -------   -------
Expenses
--------

General and administrative        31,287    27,637      97,814    90,473
Depreciation, depletion and
 amortization                     16,000    32,000      88,000   100,000
                                  ------    ------     -------   -------
                                  47,287    59,637     185,814   190,473
                                  ------    ------     -------   -------
Net income (loss)             $ (23,346)   (9,501)    (51,342)    75,743
                                  ======    ======     =======   =======

Net income (loss) allocated to:

 Managing General Partner     $  (2,100)     (854)     (4,621)     6,817
                                  ======    ======     =======   =======
 General Partner              $    (234)      (96)       (513)       757
                                  ======    ======     =======   =======
 Limited Partners             $ (21,012)   (8,551)    (46,208)    68,169
                                  ======    ======     =======   =======
  Per limited partner unit    $   (2.80)     (1.14)      (6.16)     9.09
                                  ======    ======     =======   =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  214,662    340,948
 Cash paid to suppliers                             (103,029)   (90,473)
 Interest received                                        879        788
                                                      -------    -------
  Net cash provided by operating activities           112,512    251,263
                                                      -------    -------
Cash flows from financing activities
 Distributions to partners                          (104,206)  (269,372)
 Bank overdraft                                             -      1,729
                                                      -------    -------
  Net cash used in financing activities             (104,206)  (267,643)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            8,306   (16,380)

 Beginning of period                                    4,418     16,380
                                                      -------    -------
 End of period                                     $   12,724          -
                                                      =======    =======

                                                             (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $ (51,342)     75,743

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              88,000    100,000
 Decrease in receivables                               81,069     75,520
 Decrease in payable                                  (5,215)          -
                                                      -------    -------
Net cash provided by operating activities          $  112,512    251,263
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   12.23    18.42    (34%)
Average price per mcf of gas               $    1.87     2.33    (20%)
Oil production in barrels                      4,500    8,300    (46%)
Gas production in mcf                         34,900   41,700    (16%)
Income from net profits interests          $  23,853   50,064    (52%)
Partnership distributions                  $       -   30,000   (100%)
Limited partner distributions              $       -   27,000   (100%)
Per unit distribution to limited partners  $       -     3.60   (100%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $23,853 from $50,064 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 52%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 34%, or $6.19 per barrel, resulting in a decrease of approximately $51,400 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 61% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 20%, or $.46 per mcf, resulting in a decrease of approximately $19,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $70,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,800 barrels or 46% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $46,500 in income from net profits interests.

    Gas production decreased approximately 6,800 mcf or 16% during the same period, resulting in a decrease of approximately $12,700 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $59,200. The decrease in production is primarily attributable to sharp natural decline of oil wells and one well being shut-in due to mechanical failures that were uneconomical to repair because of the decrease in oil price.

3. Lease operating costs and production taxes was 52% lower, or approximately $103,400 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decrease in lease operating costs are primarily attributable to costs incurred in 1997 due to the failure of the Managing General Partner to bill the Partnership on one lease for a three year period and pulling expenses in 1997.

Costs and Expenses

Total costs and expenses decreased to $47,287 from $59,637 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 21%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 13% or approximately $3,700 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

2. Depletion expense decreased to $16,000 for the quarter ended September 30, 1998 from $32,000 for the same period in 1997. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decline was the decrease in gross oil and gas revenue, due largely to the sharp decline in oil prices.

B.  General Comparison of the Nine Month Periods Ended September 30, 1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   13.46    19.55    (31%)
Average price per mcf of gas               $    2.03     2.34    (13%)
Oil production in barrels                     19,500   25,900    (25%)
Gas production in mcf                        107,000  122,600    (13%)
Income from net profits interests          $ 133,593  265,428    (50%)
Partnership distributions                  $ 104,500  269,000    (61%)
Limited partner distributions              $  94,050  242,100    (61%)
Per unit distribution to limited partners  $   12.54    32.28    (61%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $133,593 from $265,428 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 50%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 31%, or $6.09 per barrel, resulting in a decrease of approximately $157,700 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 64% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 13%, or $.31 per mcf, resulting in a decrease of approximately $38,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $195,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 6,400 barrels or 25% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $86,100 in income from net profits interests.

    Gas production decreased approximately 15,600 mcf or 13% during the same period, resulting in a decrease of approximately $31,700 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $117,800. The decrease in production is primarily attributable to the explosion of a gas plant, which caused a decline in mcfs for two months of 1998 and two wells being shut-in after downtime. Repairs were uneconomical to make due to the decrease in oil price.

3. Lease operating costs and production taxes were 34% lower, or approximately $181,700 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in lease operating costs are primarily attributable to costs incurred in 1997 due to the failure of the Managing General Partner to bill the Partnership on one lease for a three year period and pulling expenses in 1997.

Costs and Expenses

Total costs and expenses decreased to $185,814 from $190,473 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 2%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $7,300 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. Depletion expense decreased to $88,000 for the nine months ended September 30, 1998 from $100,000 for the same period in 1997. This represents a decrease of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $112,500 in the nine months ended September 30, 1998 as compared to approximately $251,300 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1998 and 1997.

Cash flows used in financing activities were approximately $104,200 in the nine months ended September 30, 1998 as compared to approximately $267,600 in the nine months ended September 30, 1997. The primary use of financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $104,500 of which $94,050 was distributed to the limited partners and $10,450 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $12.54. Total distributions during the nine months ended September 30, 1997 were $269,000 of which $242,100 was distributed to the limited partners and $26,900 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $32.28.

The sources for the 1998 distributions of $104,500 were oil and gas operations of approximately $112,500, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  1997
distributions of $269,000 was oil and gas operations of approximately $251,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,338,543 have been made to the partners. As of September 30, 1998, $6,588,320 or $878.56 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $59,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

                                   Southwest Royalties, Inc. Income Fund V
                                   a Tennessee limited partnership

                                   By:  Southwest Royalties, Inc.
                                   Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
                                        and Chief Financial Officer
Date:     November 15, 1998