Form 10-K
period 1998-12-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1999-03-29
CIK 782149

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998

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

The total number of pages contained in this report is _____. The exhibit index is found on page __________.

                            Table of Contents

Item                                                                  Page

                                  Part I

 1.   Business                                                           3

 2.   Properties                                                         6

 3.   Legal Proceedings                                                  8

 4.   Submission of Matters to a Vote of Security Holders                8

                                 Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                                9

 6.   Selected Financial Data                                           10

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     11

 8.   Financial Statements and Supplementary Data                       20

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                            37

                                 Part III

10.   Directors and Executive Officers of the Registrant                38

11.   Executive Compensation                                            41

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                    41

13.   Certain Relationships and Related Transactions                    43

                                 Part IV

14.   Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                                          44

      Signatures                                                        48

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  98  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in Texas and Oklahoma. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

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

During 1998 oil prices fell to their lowest daily levels since 1986 and to their lowest annual average since 1976. In two years, oil prices have been sliced by more than half. The factors that started the decline in oil prices in 1997 are the same ones that have kept them down in 1998. It was believed that there would be continued heavy consumption coming from the Asian region, but the collapse of their markets late in 1997 carried over to this year bringing demand down with it. Asian consumption had all but disappeared in 1998, creating an oversupply of crude oil on the market. That drop in demand has lasted longer than anyone had anticipated, but hopes of a recovery abound. Another reason for the continued drop in prices has been OPEC's unwillingness to completely comply with production cuts established in March and again in June. Although they have been near 90% compliance at times, they have also been below 70% on a monthly basis. Even a four-day bombing in December of Iraqi military sites could create only a one-day rally in oil prices. Crude oil closed December 31, 1998 at $12.05 per barrel on the NYMEX and posted prices closed at $9.50 per barrel.

In a year of fairly optimistic expectations for gas prices, the average price of natural gas wound up declining in 1998 to its lowest level since 1995. Although the nationwide average did remain above $2.00 per MMBTU,
1998's prices were approximately 17% lower than those seen in 1997. The combination of mild weather throughout the year and a gas storage surplus both contributed to the low prices. Analysts' predictions for 1999 prices vary, ranging from a low of $1.87 per MMBTU to a high of $2.40 per MMBTU. Reduced production throughout the U.S. industry, along with large gas storage withdrawals during the first weeks of January 1999, are both key factors in our belief that the 1999 average gas price will remain around $1.80 per MMBTU level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil        Gas
                    1998         54%        46%
                    1997         63%        37%
                    1996         62%        38%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 72% of the Partnership's total oil and gas production during 1998:
Scurlock  Permian  LLC for 29%, Phillips 66 Company  for  27%  and  Vintage
Petroleum  Inc.  for  16%.   Three purchasers  accounted  for  76%  of  the
Partnership's total oil and gas production during 1997: Scurlock Permian Corporation for 34%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 16%. Four purchasers accounted for 83% of the Partnership's total oil and gas production during 1996: Scurlock Permian Corporation 35%, Phillips 66 Company 23%, Vintage Petroleum, Inc. 15% and Aquila Southwest Pipeline Corporation 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1998, there were 98 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1998, the Partnership possessed an interest in oil and gas properties located in Pottawatomie County, Oklahoma; and Crane, Dawson, Midland, Ward, Winkler and Upton Counties of Texas. These properties consist of various interests in approximately 63 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1998, 1997 and 1996.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of           Proved Reserves*
Name and Location   and Interest        Wells         Oil (bbls) Gas (mcf)
-----------------   ------------        ------        ---------- ---------
Mewbourne             1/87 at 50%          8            8,000      52,000
Crane County,         to 100% net
Texas                 profits
                      interests

Damson-Rhoda          12/86 at 44%         7           41,000     153,000
Walker                to 100% net
Ward County,          profits
Texas                 interests

Union Texas           12/86 at 3%          7           22,000     194,000
Upton County,         to 50% net
Texas                 profits
                      interests

*Ryder Scott Company Petroleum Engineers prepared the reserve and present value data for 96.4% of the Partnership's existing properties as of January 1, 1999. Another independent petroleum engineer prepared the remaining 3.6% of the Partnership's properties. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1998 of $12.05 was used as the beginning basis for the oil price. Oil price adjustments from $12.05 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $10.45 per barrel in the preparation of the reserve report as of January 1, 1999.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1998 of $1.95 was used as the beginning basis. Gas price adjustments from $1.95 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.79 per Mcf in the preparation of the reserve report as of January 1, 1999.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1998 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1998, 298.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $154.61 per unit. In 1997, 342 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $301.18 per unit. In 1996, 230 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $152.78 per unit.

Number of Limited Partner Interest Holders
As of December 31, 1998, there were 711 holders of limited partner units in the Partnership.

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

During 1998, distributions were made totaling $104,500, with $94,050 distributed to the limited partners and $10,450 to the general partners. For the year ended December 31, 1998, distributions of $12.54 per limited partner unit were made, based upon 7,499 limited partner units outstanding. The decline in distribution experienced in 1998 will be expected to continue into 1999 based on the continued low oil price economy. During 1997, twelve monthly distributions were made totaling $358,000, with $322,200 distributed to the limited partners and $35,800 to the general partners. For the year ended December 31, 1997, distributions of $42.97 per limited partner unit were made, based upon 7,499 limited partner units outstanding. During 1996, twelve monthly distributions were made totaling $286,113, with $258,313 distributed to the limited partners and $27,800 to the general partners. For the year ended December 31, 1996, distributions of $34.45 per limited partner unit were made, based upon 7,499 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                   ----------------------------------------------------------
                       1998       1997        1996      1995        1994
                       ----       ----        ----      ----        ----
Revenues          $  123,887     397,117    464,939   321,963     358,085

Net income (loss)  (724,042)     102,274    213,770    14,937     (5,643)

Partners' share
 of net income
                  (loss):

                   General partners         (72,404)    10,228       21,377
1,494             (564)

                   Limited partners        (651,638)    92,046      192,393
13,443            (5,079)

Limited partners'
 net income (loss)
                   per  unit       (86.90)      12.27      25.66       1.79
(0.68)

Limited partners'
 cash distributions
                   per  unit         12.54      42.97     34.45       22.52
28.50

Total assets      $  473,384   1,301,730  1,557,540 1,629,799   1,802,483

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

Based on current conditions, management anticipates performing no workovers during 1999 to enhance production. With expected price improvement, workovers may be performed in the year 2000. The partnership may have a slight increase in the year 2000, but thereafter, the Partnership could possibly experience it's historical decline of 9% to 10% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1998 and 1997

The following table provides certain information regarding performance factors for the years ended December 31, 1998 and 1997:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil           $    12.97    19.51    (34%)
Average price per mcf of gas              $     1.95     2.41    (19%)
Oil production in barrels                     25,000   33,300    (25%)
Gas production in mcf                        141,800  159,600    (11%)
Income from net profits interests         $  122,808  393,529    (69%)
Partnership distributions                 $  104,500  358,000    (71%)
Limited partner distributions             $   94,050  322,200    (71%)
Per unit distribution to limited partners $    12.54    42.97    (71%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $122,808 from $393,529 for the years ended December 31, 1998 and 1997, respectively, a decrease of 69%. The principal factors affecting the comparison of the years ended December 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1998 as compared to the year ended December 31, 1997 by 34%, or $6.54 per barrel, resulting in a decrease of approximately $217,800 in income from net profits interests. Oil sales represented 54% of total oil and gas sales during the year ended December 31, 1998 as compared to 63% during the year ended December 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.46 per mcf, resulting in a decrease of approximately $73,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $291,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 8,300 barrels or 25% during the year ended December 31, 1998 as compared to the year ended December 31, 1997, resulting in a decrease of approximately $107,700 in income from net profits interests. Decrease due to mechanical downtime, shut-ins uneconomical to repair at current prices and natural decline.

    Gas production decreased approximately 17,800 mcf or 11% during the same period, resulting in a decrease of approximately $34,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $142,400.

3. Lease operating costs and production taxes were 25% lower, or approximately $163,300 less during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Decrease due to LOE - decimal division of interest error recorded in 1997, the downtime and shut-in of two leases in 1998.

Costs and Expenses

Total costs and expenses increased to $847,929 from $294,843 for the years ended December 31, 1998 and 1997, respectively, an increase of 188%. The increase is the result of higher depletion expense, provision for impairment and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $8,800 during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

2. Depletion expense increased to $297,000 for the year ended December 31, 1998 from $177,000 for the same period in 1997. This represents an increase of 68%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1999 as compared to 1998. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $122,000 as of December 31, 1997.

3. The Partnership reduced the net capitalized costs of oil and gas properties by $424,280. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies - Oil and Gas Properties.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1997 and 1996

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

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $109,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

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

3. Depletion expense increased to $177,000 for the year ended December 31, 1997 from $132,000 for the same period in 1996. This represents an increase of 34%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 1998, 1997 and 1996 was $(724,042), $102,274, and $213,770, respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income (loss) for the years ended December 31, 1998, 1997 and 1996 would have been $(2,762), $279,274 and $345,770, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1998, 1997 and 1996 were $104,500, $358,000 and $286,113, respectively.
These differences are indicative of the changes in oil and gas prices, production and properties during 1998, 1997 and 1996.

The sources for the 1998 distributions of $104,500 were oil and gas operations of approximately $112,600, resulting in excess cash for
contingencies  or  subsequent  distributions.   The  source  for  the  1997
distributions of $358,000 were oil and gas operations of approximately $346,200, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $286,113 were oil and gas operations of approximately $265,100 and property sales of $12,500, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1998 were $104,500 of which $94,050 was distributed to the limited partners and $10,450 to the general partners. The per unit distribution to limited partners during the same period was $12.54. Total distributions during the year ended December 31, 1997 were $358,000 of which $322,200 was distributed to the limited partners and $35,800 to the general partners. The per unit distribution to limited partners during the same period was $42.97. Total distributions during the year ended December 31, 1996 were $286,113 of which $258,313 was distributed to the limited partners and $27,800 to the general partners. The per unit distribution to limited partners during the same period was $34.45.

Since inception of the Partnership, cumulative monthly cash distributions of $7,338,543 have been made to the partners. As of December 31, 1998, $6,588,320 or $878.56 per limited partner unit, has been distributed to the limited partners, representing an 88% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $112,600 in 1998 compared to approximately $346,200 in 1997 and approximately $265,100 in 1996. The primary source of the 1998 cash flow from operating activities was profitable operations.

The  Partnership had no cash flows from investing activities  in  1998  and
1997.   Cash  flow  provided  by  investing activities  were  approximately
$12,500 in 1996.

Cash flows used in financing activities were approximately $104,200 in 1998 compared to $358,200 in 1997 and approximately $286,000 in 1996. The only use in financing activities was the distributions to partners.

As of December 31, 1998, the Partnership had approximately $20,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due in 1999 on its debt obligations. Due to severely depressed commodity prices, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Information Systems for the Year 2000

The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner is continuing in its effort to identify and assess its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated a plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment

The Managing General Partner currently believes it has identified the internal and external software and hardware that may have date sensitivity problems. Four critical systems and/or functions were identified: (1) the proprietary software of the Partnership (OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system, (3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership is currently in process of meeting compliance requirements with an estimated completion date of mid-year 1999. Since this is an internally generated software package, the Managing General Partner has estimated the cost to be approximately $25,000 by estimating the necessary man-hours. These modifications are being made by internal staff and do not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems being modified, it is anticipated that some problems may arise, but with an expected early completion date, the Managing General Partner feels that adequate time is available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It will be installed in August 1999, the Managing General Partner believes that this will solve any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is working with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by mid-year 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

Cost

To date, the Managing General Partner has incurred only minimal internal man-hour costs for identification, planning, and maintenance. The Managing General Partner believes that the necessary additional costs will also be minimal and most will fall under normal and general maintenance procedures and updates. An accurate cost cannot be determined at this time, but it is expected that the total cost to remediate all systems to be less than $50,000.

Risks/Contingency

The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, until all assessment is complete, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than mid-year 1999.

Worst Case Scenario

The Securities and Exchange Commission requires that public companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                      Page

Independent Auditors Reports                                           21

Balance Sheets                                                         23

Statements of Operations                                               24

Statement of Changes in Partners' Equity                               25

Statements of Cash Flows                                               26

Notes to Financial Statements                                          28

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties, Inc. Income Fund V
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund V (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund V as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        KPMG LLP



Midland, Texas
March 18, 1999

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Royalties, Inc.
 Income Fund V
Midland, Texas

We have audited the accompanying statements of operations, changes in partners' equity and cash flows of Southwest Royalties, Inc. Income Fund for the year ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in partners equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in partners equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, changes in partners equity and cash flows. We believe that our audit of the statements of operations, changes in partners equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, changes in partners equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Southwest Royalties, Inc.
Income Fund V for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership



Chattanooga, Tennessee
March 14, 1997

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 1998 and 1997


                                                      1998          1997
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        12,785        4,418
 Receivable from Managing General Partner              7,961      123,280
 Distribution receivable                                   -          114

---------                                    ---------
                                                 Total    current    assets
20,746                                       127,812

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         6,159,438    6,159,438
  Less accumulated depreciation,
                                               depletion  and  amortization
5,706,800                                    4,985,520

---------                                    ---------
                                              Net  oil  and gas  properties
452,638                                      1,173,918

---------                                    ---------
                                                                          $
473,384                                      1,301,730

=========                                    =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $           196            -

---------                                    ---------
Partners' equity:
 General partners                                  (628,874)    (546,020)
 Limited partners                                  1,102,062    1,847,750

---------                                    ---------
                                                Total    partners'   equity
473,188                                      1,301,730

---------                                    ---------
                                                                          $
473,384                                      1,301,730

=========                                    =========



















                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 1998, 1997 and 1996


                                                             1998      1997
1996
                                                             ----      ----
----
  Revenues

Income from net profits interests         $    122,808   393,529  463,630
Interest                                         1,079     3,588    1,309
                                                                    -------
-------                                   -------
                                                                    123,887
397,117                                   464,939
                                                                    -------
-------                                   -------
  Expenses

General and administrative                     126,649   117,843  119,169
Depreciation, depletion and amortization       297,000   177,000  132,000
Provision for impairment of oil and gas
 properties                                    424,280         -        -
                                                                    -------
-------                                   -------
                                                                    847,929
294,843                                   251,169
                                                                    -------
-------                                   -------
Net income (loss)                         $  (724,042)   102,274  213,770
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $   (65,164)     9,205   19,239
                                                                    =======
=======                                   =======
 General partner                          $    (7,240)     1,023    2,138
                                                                    =======
=======                                   =======
 Limited partners                         $  (651,638)    92,046  192,393
                                                                    =======
=======                                   =======
  Per limited partner unit                $     (86.90)    12.27    25.66
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1998, 1997 and 1996


                                                      General     Limited
                                                       Partners    Partners
Total
                                                       --------    --------
-----

Balance at December 31, 1995         $   (514,025)  2,143,824   1,629,799

 Net income                                 21,377    192,393     213,770

 Distributions                            (27,800)  (258,313)   (286,113)
                                                                   --------
---------                            ---------
Balance at December 31, 1996             (520,448)  2,077,904   1,557,456

 Net income                                 10,228     92,046     102,274

 Distributions                            (35,800)  (322,200)   (358,000)
                                                                   --------
---------                            ---------
Balance at December 31, 1997             (546,020)  1,847,750   1,301,730

 Net income (loss)                        (72,404)  (651,638)   (724,042)

 Distributions                            (10,450)   (94,050)   (104,500)
                                                                   --------
---------                            ---------
Balance at December 31, 1998         $   (628,874)  1,102,062     473,188
                                          ========  =========   =========





























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1998, 1997 and 1996


                                                             1998      1997
1996
                                                             ----      ----
----
Cash flows from operating activities:

 Cash received from net profits interests $    213,766   460,491  382,934
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(102,288)                                 (117,843)(119,169)
 Interest received                               1,079     3,588    1,309
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              112,557  346,236
265,074
                                                                   --------
--------                                  --------
Cash provided by investing activities:

 Cash received from sale of oil and gas
  properties                                         -         -   12,500
                                                                   --------
--------                                  --------
Cash used in financing activities:

 Distributions to partners                   (104,190) (358,198)(285,982)
                                                                   --------
--------                                  --------
Net increase (decrease) in cash and
 cash equivalents                                8,367  (11,962)  (8,408)

 Beginning of year                               4,418    16,380   24,788
                                                                   --------
--------                                  --------
 End of year                              $     12,785     4,418   16,380
                                                                   ========
========                                  ========


(continued)

























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1998, 1997 and 1996


                                                             1998      1997
1996
                                                             ----      ----
----
Reconciliation of net income (loss)to net cash provided by operating activities:

Net income (loss)                         $  (724,042)   102,274  213,770

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization               297,000   177,000
132,000
  Provision of impairment of oil and gas
                                           properties     424,280         -
-
  (Increase) decrease in receivables            90,958    66,962 (80,696)
  Decrease in payables                          24,361         -        -
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    112,557   346,236  265,074
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $424,280 was made to the financial statement. As December 31, 1997 and 1996, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1998, 1997 and 1996, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 1998 and 1997 is $679,775 and $70,499, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 1998, 1997 and 1996, there were 7,499 limited partner units outstanding held by 711 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due in 1999 on its debt obligations. Due to severely depressed commodity prices, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

     As of December 31, 1998, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $103,100, $105,000 and $98,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $7,400, $1,100 and $5,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $109,200 during 1998, 1997 and 1996, as an administrative fee, for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of $7,961 and $123,280 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1998 and 1997, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $800, $900 and $1,300 for the years ended December 31, 1998, 1997 and 1996, respectively.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 72% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 29%, Phillips 66 Company for 27% and Vintage Petroleum Inc. for 16%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation for 34%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 16%. Four purchasers accounted for 83% of the Partnership's total oil and gas production during 1996: Scurlock Permian Corporation 35%, Phillips 66 Company 23%, Vintage Petroleum, Inc. 15% and Aquila Southwest Pipeline Corporation 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:


                                                                  Oil (bbls)
Gas (mcf)
                                                                  ----------
---------
     Proved developed and undeveloped reserves -

     January 1, 1996                               251,000       1,619,000

       Revisions of previous estimates              73,000         169,000
       Production                                 (29,000)       (153,000)
       Sale of minerals in place                   (1,000)         (7,000)
                                                   -------       ---------
     December 31, 1996                             294,000       1,628,000

       Revisions of previous estimates            (49,000)       (107,000)
       Production                                 (33,000)       (160,000)
                                                   -------       ---------
     December 31, 1997                             212,000       1,361,000

       Revisions of previous estimates           (109,000)       (688,000)
       Production                                 (25,000)       (142,000)
                                                   -------       ---------
     December 31, 1998                              78,000         531,000
                                                   =======       =========

     Proved developed reserves -

     December 31, 1996                             257,000       1,553,000
                                                   =======       =========
     December 31, 1997                             173,000       1,258,000
                                                   =======       =========
     December 31, 1998                              52,000         442,000
                                                   =======       =========

     All of the Partnership's reserves are located within the continental United States.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)- continued
     * Ryder Scott Company Petroleum Engineers prepared the reserve and present value data for 96.4% of the Partnership's existing properties as of January 1, 1999. Another independent petroleum engineer prepared the remaining 3.6% of the Partnership's properties. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1998 of $12.05 was used as the beginning basis for the oil price. Oil price adjustments  from  $12.05  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $10.45 per barrel in the preparation of the reserve report as of January 1, 1999.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1998 of $1.95 was used as the beginning basis. Gas price adjustments from $1.95 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.79 per Mcf in the preparation of the reserve report as of January 1, 1999.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998, 1997 and 1996 is presented below:

                                              1998      1997         1996
                                              ----      ----         ----

     Future cash inflows, net of
       production and development
      costs                             $    653,000  3,165,000  6,926,000
     10% annual discount for
       estimated timing of cash
      flows                                  200,000  1,165,000  2,722,000
                                           ---------  ---------  ---------
     Standardized measure of
       discounted future net cash
      flows                             $    453,000  2,000,000  4,204,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                              1998        1997        1996
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (123,000)  (394,000)  (781,000)
      Changes in prices and production costs         (1,099,000)(1,829,000)
1,943,000
     Changes of production rates
       (timing) and other                     81,000   (99,000)    457,000
     Sales of minerals in place                               -    (5,000)
     Revisions of previous
       quantities estimates                (606,000)  (302,000)   (80,000)
     Accretion of discount                   200,000    420,000    351,000
     Discounted future net
       cash flows -
      Beginning of year                    2,000,000  4,204,000  2,319,000
                                           ---------  ---------  ---------
      End of year                       $    453,000  2,000,000  4,204,000
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

The report of Joseph Decosimo and Company on the financial statements for the fiscal year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audit for the fiscal year ended December 31, 1996 and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such year.

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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      43     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              42          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Jon P. Tate                             41     Vice  President,  Land   and
                                        Assistant Secretary

R. Douglas Keathley         43          Vice President, Operations

J. Steven Person            40          Vice President, Marketing

Paul L. Morris              57          Director

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

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with Columbia Gas System, Inc.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 46, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 49, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 32, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 57, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 42, assumed her position with the Managing General Partner in April 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 52, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $109,200 during 1998, 1997 and 1996 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 1,496 limited partner units, a 20.0% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 23.37%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     20.0%
                      Interest                     Managing General Partner
1,496 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   20.0%
                      Interest                      Chairman of the  Board,
1,496 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   20.0%
                     Interest                     Secretary and Director of
1,496 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   20.0%
                     Interest                     Vice President and CFO of
1,496 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns   20.0%
                      Interest                     Vice President, Land and
1,496 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   20.0%
                     Interest                     Vice President, Marketing
1,496 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns   20.0%
                       Interest                       Vice  President,1,496
Units
                     Operations of Southwest
                     Royalties, Inc., the
                     Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                                 Amount and
                                                                  Nature of
Percent
                                              Name and Address ofBeneficial
of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Paul L. Morris               Indirectly Owns   20.0%
                      Interest                      Director  of  Southwest
1,496 Units
                     Royalties, Inc., the
                     Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In   1998,   the   Managing  General  Partner  received  $109,200   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, which was paid approximately $103,100 for administrative overhead attributable to operating such properties during 1998.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $7,400 for the year ended December 31, 1998.

The law firm of Baker, Donelson, Bearman & Caldwell of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Baker, Donelson, Bearman & Caldwell to the Partnership during 1998 were approximately $800, which constitutes an immaterial portion of that firm's business.

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

                          (bb) Twenty Eighth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V, dated January 30, 1998. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1998.)

                          (cc) Twenty Ninth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated July 27, 1998. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1998.)

                          (dd) Thirtieth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated December 22, 1998. (Incorporated by reference from the Partnership's Form 10-k for the fiscal year ended December 31, 1998.)

                  27 Financial Data Schedule

                  99 Limited Partners as of January 30, 1998
                     Limited Partners as of July 27, 1998
                     Limited Partners as of December 22, 1998

     (b)  Reports on Form 8-K
                There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

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


                          Date:  March 31, 1999


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


Date:  March 31, 1999


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 1999

                              Exhibit Index


Item No.     Description                                           Page No.

14(a)(3)     Exhibit 4(bb):  Twenty Eighth Amendment to the         50
             Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
             January 30, 1998.

                  Exhibit 4(cc):  Twenty Ninth Amendment to the         52
                  Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
                  July 27, 1998.


                  Exhibit 4(dd):  Thirtieth Amendment to the            54
                  Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated December 22, 1998.

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

         TWENTY-EIGHTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Twenty Eighth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 8th day of January, 1998, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

STATE OF TENNESSEE       )
COUNTY OF HAMILTON  )

Before me, Suetta M. Morgan, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 30th day of January, 1998.

                    /s/ Suetta M. Morgan
                    -----------------------------------
                    Notary Public

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

          TWENTY-NINTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Twenty Ninth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 10th day of July, 1998, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

STATE OF TENNESSEE       )
COUNTY OF HAMILTON  )

Before me, Suetta M. Morgan, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 27th day of July, 1998.

                    /s/ Suetta M. Morgan
                    -----------------------------------
                    Notary Public

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

           THIRTIETH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirtieth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 30th day of September, 1998, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing
General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

STATE OF TENNESSEE  )
COUNTY OF HAMILTON  )

Before me, Suetta M. Morgan, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 22nd day of December, 1998.

                    /s/ Suetta M. Morgan
                    -----------------------------------
                    Notary Public

                        AMENDMENTS FOLLOW AS EX-99