Form 10-Q/A
period 1999-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1999-05-13
CIK 782149

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

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 March 31,    December 31,
                                                    1999          1998
                                                    ----          ----
                                                (unaudited)
  Assets

Current assets:
 Cash and equivalents                         $      2,791        12,785
 Receivable from Managing General Partner                -         7,961
                                                 ---------     ---------
    Total current assets                             2,791        20,746
                                                 ---------     ---------
Oil and gas properties - using
 the full-cost method of accounting              6,159,438     6,159,438
  Less accumulated depreciation,
   depletion and amortization                    5,720,800     5,706,800
                                                 ---------     ---------
    Net oil and gas properties                     438,638       452,638
                                                 ---------     ---------
                                              $    441,429       473,384
                                                 =========     =========

  Liabilities and Partners' Equity

Current liabilities:
 Payable to Managing General Partner          $     26,614             -
 Distributions payable                                 196           196
                                                 ---------     ---------
    Total current liabilities                       26,810           196
                                                 ---------     ---------
Partners' equity:
 General partners                                (634,731)     (628,874)
 Limited partners                                1,049,350     1,102,062
                                                 ---------     ---------
    Total partners' equity                         414,619       473,188
                                                 ---------     ---------
                                              $    441,429       473,384
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999       1998
                                                          ----       ----
  Revenues

Income from net profits interests                   $  (14,980)     74,109
Interest                                                     61        349
                                                        -------    -------
                                                       (14,919)     74,458
                                                        -------    -------
  Expenses

General and administrative                               29,650     35,512
Depreciation, depletion and amortization                 14,000     37,000
                                                        -------    -------
                                                         43,650     72,512
                                                        -------    -------

Net income (loss)                                   $  (58,569)      1,946
                                                        =======    =======

Net income (loss) allocated to:

 Managing General Partner                           $   (5,271)        175
                                                        =======    =======
 General partner                                    $     (586)         20
                                                        =======    =======
 Limited partners                                   $  (52,712)      1,751
                                                        =======    =======
  Per limited partner unit                          $    (7.03)        .24
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1999       1998
                                                          ----       ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   (1,619)    112,843
 Cash paid to suppliers                                 (8,436)   (35,512)
 Interest received                                           61        349
                                                       --------    -------
  Net cash (used in) provided by operating activities               (9,994)
77,680
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                                    -   (68,786)
                                                       --------    -------

Net  (decrease) increase in cash and cash equivalents               (9,994)
8,894

 Beginning of period                                     12,785      4,418
                                                       --------    -------
 End of period                                      $     2,791     13,312
                                                       ========    =======

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund V

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1999       1998
                                                          ----       ----
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:

Net income (loss)                                   $  (58,569)      1,946

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

  Depreciation, depletion and amortization               14,000     37,000
  Decrease in receivables                                13,361     38,734
  Increase in payables                                   21,214          -
                                                        -------    -------
Net cash (used in) provided by operating activities $   (9,994)     77,680
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

Based  on  current  conditions, management does not  anticipate  performing
workovers  during  1999  to  enhance  production.   The  Partnership  could
possibly experience a normal decline of 8% to 10% a year.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              1999      1998     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   9.56     14.41     (34%)
Average price per mcf of gas              $   1.46      2.33     (37%)
Oil production in barrels                    4,500     8,400     (46%)
Gas production in mcf                       29,100    38,500     (24%)
Income from net profits interests         $(14,980)   74,109    (120%)
Partnership distributions                 $      -    69,000    (100%)
Limited partner distributions             $      -    62,100    (100%)
Per unit distribution to limited
 partners                                 $      -      8.28    (100%)
Number of limited partner units              7,499     7,499

Revenues

The Partnership's income from net profits interests decreased to $(14,980) from $74,109 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 120%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 34%, or $4.85 per barrel, resulting in a decrease of approximately $40,700 in income from net profits interests. Oil sales represented 50% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 57% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 37%, or $.87 per mcf, resulting in a decrease of approximately $33,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $74,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,900 barrels or 46% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $37,300 in income from net profits interests.

    Gas production decreased approximately 9,400 mcf or 24% during the same period, resulting in a decrease of approximately $13,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $51,000. The decline in prices made it uneconomical to perform workovers and repairs necessary to increase and/or maintain production levels.

3. Lease operating costs and production taxes were 26% lower, or approximately $36,200 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $43,650 from $72,512 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 40%. The decrease is the result of lower depletion and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 17% or approximately $5,900 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $14,000 for the quarter ended March 31, 1999 from $37,000 for the same period in 1998. This represents a decrease of 62%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between comparative periods were the decrease in oil and gas sales and the decrease in the price of oil and gas used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used by) operating activities were approximately $(9,994) in the quarter ended March 31, 1999 as compared to approximately $77,700 in the quarter ended March 31, 1998. The primary use of the 1999 cash flow from operating activities was operations.

There were no financing activities in the quarter ended March 31, 1999 as compared to approximately $68,800 in the quarter ended March 31, 1998.

There were no distributions during the quarter ended March 31, 1999. Total distributions during the quarter ended March 31, 1998 were $69,000 of which $62,100 was distributed to the limited partners and $6,900 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $8.28.

The source for the 1998 distributions of $68,800 was oil and gas operations of approximately $77,700, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,338,543 have been made to the partners. As of March 31, 1999, $6,588,320 or $878.56 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $24,000 in negative
working  capital.   The  Managing  General  Partner  knows  of  no  unusual
contractual commitments.

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