Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1999-08-12
CIK 782149

6 of 17

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      2,647          12,785
 Receivable from Managing General Partner          34,202           7,961
                                               ----------       ---------
    Total current assets                           36,849          20,746
                                               ----------       ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438       6,159,438
  Less accumulated depreciation,
   depletion and amortization                   5,732,800       5,706,800
                                               ----------       ---------
    Net oil and gas properties                    426,638         452,638
                                               ----------       ---------
                                             $    463,487         473,384
                                               ==========       =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $      2,114             196
                                               ----------       ---------

Partners' equity:
 General partners                               (630,055)       (628,874)
 Limited partners                               1,091,428       1,102,062
                                               ----------       ---------
    Total partners' equity                        461,373         473,188
                                               ----------       ---------
                                             $    463,487         473,384
                                               ==========       =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Income from net profits
 interests                    $    88,467     35,630     73,487    109,739
Interest                                8        443         69        792
                                   ------     ------    -------    -------
                                   88,475     36,073     73,556    110,531
                                   ------     ------    -------    -------

  Expenses

General and administrative         29,721     31,015     59,371     66,528
Depreciation, depletion and
 amortization                      12,000     35,000     26,000     72,000
                                   ------     ------    -------    -------
                                   41,721     66,015     85,371    138,528
                                   ------     ------    -------    -------
Net income (loss)             $    46,754   (29,942)   (11,815)   (27,997)
                                   ======     ======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     4,208    (2,695)    (1,063)    (2,520)
                                   ======     ======    =======    =======
 General Partner              $       467      (299)      (118)      (280)
                                   ======     ======    =======    =======
 Limited Partners             $    42,079   (26,948)   (10,634)   (25,197)
                                   ======     ======    =======    =======
  Per limited partner unit    $      5.61     (3.60)     (1.42)     (3.36)
                                   ======     ======    =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $    38,363    165,750
 Cash paid to suppliers                                (50,488)   (61,840)
 Interest received                                           69        792
                                                       --------   --------
  Net cash provided by (used in) operating activities  (12,056)    104,702
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                1,918  (104,293)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                           (10,138)        409

 Beginning of period                                     12,785      4,418
                                                       --------   --------
 End of period                                      $     2,647      4,827
                                                       ========   ========

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund V

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net loss to net cash
 provided by (used in) operating activities:

Net loss                                            $  (11,815)   (27,997)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               26,000     72,000
  Decrease (increase) in receivables                   (35,124)     56,011
  Increase in payables                                    8,883      4,688
                                                        -------    -------
Net cash provided by (used in) operating activities $  (12,056)    104,702
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during 1999. The Partnership could possibly experience a normal decline of 8% to 10% a year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    14.89      13.09       14%
Average price per mcf of gas             $     1.80       1.85      (3%)
Oil production in barrels                     5,900      6,600     (11%)
Gas production in mcf                        31,100     33,600      (7%)
Income from net profits interests        $   88,467     35,630      148%
Partnership distributions                $        -     35,500    (100%)
Limited partner distributions            $        -     31,950    (100%)
Per unit distribution to limited
 partners                                $        -       4.26    (100%)
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests increased to $88,467 from $35,630 for the quarters ended June 30, 1999 and 1998, respectively, an increase of 148%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 14%, or $1.80 per barrel, resulting in an increase of approximately $11,900 in income from net profits interests. Oil sales represented 61% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 58% during the quarter ended June 30, 1998.

    The  average  price  for  an  mcf of gas received  by  the  Partnership
    decreased  by  3%  or  $.05  per  mcf,  resulting  in  a  decrease   of
    approximately $1,700 in income from net profits interest.

    The total net increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $10,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 11% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $10,400 in income from net profits interests.

    Gas production decreased approximately 2,500 mcf or 7% during the same period, resulting in a decrease of approximately $4,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $14,900.

3. Lease operating costs and production taxes were 25% lower, or approximately $28,800 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $41,721 from $66,015 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 37%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,300 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. Depletion expense decreased to $12,000 for the quarter ended June 30, 1999 from $35,000 for the same period in 1998. This represents a decrease of 66%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.37      13.83      (3%)
Average price per mcf of gas             $     1.75       2.11     (17%)
Oil production in barrels                    11,560     15,000     (23%)
Gas production in mcf                        59,220     72,100     (18%)
Income from net profits interests        $   73,487    109,739     (33%)
Partnership distributions                $        -    104,500    (100%)
Limited partner distributions            $        -     94,050    (100%)
Per unit distribution to limited
 partners                                $        -      12.54    (100%)
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests decreased to $73,487 from $109,739 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 33%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 3%, or $.46 per barrel, resulting in a decrease of approximately $6,900 in income from net profits interests. Oil sales represented 60% of total oil and gas sales during the six months ended June 30, 1999 as compared to 58% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 17%, or $.36 per mcf, resulting in a decrease of approximately $26,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $32,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,440 barrels or 23% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $46,000 in income from net profits interests.

    Gas production decreased approximately 12,880 mcf or 18% during the same period, resulting in a decrease of approximately $22,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $68,500. The decrease in oil and gas production was due primarily to the shut-in of two oil and gas wells in the fourth quarter of 1998. Additionally, a well experienced significant downtime for the month of June 98 and an non-operated oil well continues to sharply decline.

3. Lease operating costs and production taxes were 26% lower, or approximately $65,000 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $85,371 from $138,528 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 38%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 11% or approximately $7,200 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

2. Depletion expense decreased to $26,000 for the six months ended June 30, 1999 from $72,000 for the same period in 1998. This represents a decrease of 64%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(12,100) in the six months ended June 30, 1999 as compared to approximately $104,700 in the six months ended June 30, 1998. The primary use of the 1999 cash flow from operating activities was operations.

There were no cash flows provided by investing activities in the six months ended June 30, 1999 and 1998.

Cash flows provided by (used in) financing activities were approximately $1,900 in the six months ended June 30, 1999 as compared to approximately $(104,300) in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

There were no distributions during the six months ended June 30, 1999. Total distributions during the six months ended June 30, 1998 were $104,500 of which $94,050 was distributed to the limited partners and $10,450 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $12.55.

The sources for the 1998 distributions of $104,500 were oil and gas operations of approximately $104,700.

Since inception of the Partnership, cumulative monthly cash distributions of $7,338,543 have been made to the partners. As of June 30, 1999, $6,588,320 or $878.56 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $34,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

             27 Financial Data Schedule

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


Date:  August 15, 1999