Form 10-Q
period 1999-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 1999-11-09
CIK 782149

Page 3 of 18
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 18.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                              September 30,   December 31,
                                                   1999           1998
                                              -------------   ------------
                                               (unaudited)
Assets
------

Current assets
 Cash and cash equivalents                     $    8,937         12,785
 Receivable from Managing General Partner         103,083          7,961
                                                ---------      ---------
     Total current assets                         112,020         20,746
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438      6,159,438
  Less accumulated depreciation,
   depletion and amortization                   5,740,800      5,706,800
                                                ---------      ---------
     Net oil and gas properties                   418,638        452,638
                                                ---------      ---------
                                               $  530,658        473,384
                                                =========      =========

Liabilities and Partners' Equity
--------------------------------

Current liability - Distribution payable       $    2,102            196
                                                ---------      ---------
Partners' equity
 General partners                               (623,337)      (628,874)
 Limited partners                               1,151,893      1,102,062
                                                ---------      ---------
     Total partners' equity                       528,556        473,188
                                                ---------      ---------
                                               $  530,658        473,384
                                                =========      =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1999      1998        1999      1998
                                  ----      ----        ----      ----

Revenues
--------

Income from net profits
 interests                    $  103,281    23,853     176,768   133,593
Interest                               -        87          70       879
                                 -------    ------     -------   -------
                                 103,281    23,941     176,838   134,472
                                 -------    ------     -------   -------
Expenses
--------

General and administrative        28,099    31,287      87,470    97,814
Depreciation, depletion and
 amortization                      8,000    16,000      34,000    88,000
                                 -------    ------     -------   -------
                                  36,099    47,287     121,470   185,814
                                 -------    ------     -------   -------
Net income (loss)             $   67,182  (23,346)      55,368  (51,342)
                                 =======    ======     =======   =======

Net income (loss) allocated to:

 Managing General Partner     $    6,047   (2,100)       4,983   (4,621)
                                 =======    ======     =======   =======
 General Partner              $      671     (234)         554     (513)
                                 =======    ======     =======   =======
 Limited Partners             $   60,464  (21,012)      49,831  (46,208)
                                 =======    ======     =======   =======
  Per limited partner unit    $     8.06    (2.80)        6.65     (6.16)
                                 =======    ======     =======   =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1999       1998
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  102,195    214,662
 Cash paid to suppliers                             (108,020)  (103,029)
 Interest received                                         70        879
                                                      -------    -------
  Net cash (used in) provided by operating
   activities                                         (5,755)    112,512
                                                      -------    -------
Cash flows from financing activities

 Distributions to partners                              1,907  (104,206)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                          (3,848)      8,306

 Beginning of period                                   12,785      4,418
                                                      -------    -------
 End of period                                     $    8,937     12,724
                                                      =======    =======

                                                             (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1999       1998
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by (used in) operating activities

Net income (loss)                                  $   55,368   (51,342)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

 Depreciation, depletion and amortization              34,000     88,000
 (Increase) decrease in receivables                  (74,573)     81,069
 Decrease in payable                                 (20,550)    (5,215)
                                                      -------    -------
Net cash provided by (used in) operating activities         $    (5,755)
112,512
                                                      =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 1999, and for the three and nine months ended September 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based  on  current  conditions, management anticipates the  possibility  of
performing  workovers  during the last quarter of  1999.   The  Partnership
could possibly experience a normal decline of 8% to 10% a year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A return to the oil price environment experienced during the first two quarters of 1999 would have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended September 30, 1999 and 1998:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   21.18    12.23      73%
Average price per mcf of gas               $    2.84     1.87      52%
Oil production in barrels                      5,840    4,500      30%
Gas production in mcf                         35,380   34,900       1%
Income from net profits interests          $ 103,281   23,853     333%
Partnership distributions                  $       -        -        -
Limited partner distributions              $       -        -        -
Per unit distribution to limited partners  $       -        -        -
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests increased to $103,281 from $23,853 for the quarters ended September 30, 1999 and 1998, respectively, an increase of 333%. The principal factors affecting the comparison of the quarters ended September 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 by 73%, or $8.95 per barrel, resulting in an increase of approximately $40,300 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the quarter ended September 30, 1999 as compared to 46% during the quarter ended September 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 52%, or $.97 per mcf, resulting in an increase of approximately $33,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $74,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,340 barrels or 30% during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998, resulting in an increase of approximately $28,400 in income from net profits interests.

    Gas production increased approximately 480 mcf or 1% during the same period, resulting in an increase of approximately $1,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $29,800. The increase in oil production was primarily due to three wells that were previously shut-in until the third quarter of 1999.

3. Lease operating costs and production taxes was 25% higher, or approximately $24,300 more during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The increase of oil and gas prices during the third quarter has made it possible to begin routine repair and maintenance, which was previously deemed to uneconomical. The ability to perform repair and maintenance has made it possible to bring some previously shut-in wells back online.

Costs and Expenses

Total costs and expenses decreased to $36,099 from $47,287 for the quarters ended September 30, 1999 and 1998, respectively, a decrease of 24%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 10% or approximately $3,200 during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

2. Depletion expense decreased to $8,000 for the quarter ended September 30, 1999 from $16,000 for the same period in 1998. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 1999 as compared to 1998.

B.  General Comparison of the Nine Month Periods Ended September 30, 1999
and 1998

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1999 and 1998:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   15.99    13.46      19%
Average price per mcf of gas               $    2.16     2.03       6%
Oil production in barrels                     17,400   19,500    (11%)
Gas production in mcf                         94,600  107,000    (12%)
Income from net profits interests          $ 176,768  133,593      32%
Partnership distributions                  $       -  104,500   (100%)
Limited partner distributions              $       -   94,050   (100%)
Per unit distribution to limited partners  $       -    12.54   (100%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests increased to $176,768 from $133,593 for the nine months ended September 30, 1999 and 1998, respectively, an increase of 32%. The principal factors affecting the comparison of the nine months ended September 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 by 19%, or $2.53 per barrel, resulting in an increase of approximately $49,300 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the nine months ended September 30, 1999 as compared to 55% during the nine months ended September 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.13 per mcf, resulting in an increase of approximately $13,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $63,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,100 barrels or 11% during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, resulting in a decrease of approximately $33,600 in income from net profits interests.

    Gas production decreased approximately 12,400 mcf or 12% during the same period, resulting in a decrease of approximately $26,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $60,400.

3.  Lease  operating  costs  and  production  taxes  were  12%  lower,   or
    approximately $40,600 less during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Costs and Expenses

Total costs and expenses decreased to $121,470 from $185,814 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of 35%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 11% or approximately $10,300 during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

2. Depletion expense decreased to $34,000 for the nine months ended September 30, 1999 from $88,000 for the same period in 1998. This represents a decrease of 61%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 1999 as compared to 1998.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) or provided by operating activities were approximately $(5,800) in the nine months ended September 30, 1999 as compared to approximately $112,500 in the nine months ended September 30, 1998. The primary use of the 1999 cash flow from operating activities was operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1999 and 1998.

Cash flows provided by (used in) financing activities were approximately $1,900 in the nine months ended September 30, 1999 as compared to approximately $(104,200) in the nine months ended September 30, 1998. The primary source of financing activities was in relation to partners distributions.

There were no distributions during the nine months ended September 30, 1999. Total distributions during the nine months ended September 30, 1998 were $104,500 of which $94,050 was distributed to the limited partners and $10,450 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $12.54.

The  sources  for  the  1998 distributions of $104,500  were  oil  and  gas
operations  of  approximately  $112,500,  resulting  in  excess  cash   for
contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,338,543 have been made to the partners. As of September 30, 1999, $6,588,320 or $878.56 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of September 30, 1999, the Partnership had approximately $109,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due within the next twelve months on its debt obligations. Due to the severely depressed commodity prices experienced for the past eighteen months, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000
The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner has identified and assessed its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated an internal plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment
The Managing General Partner currently believes it identified the internal and external software and hardware that had the potential for date sensitivity problems. Four critical systems and/or functions were identified and addressed: (1) the proprietary software of the Partnership
(OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system,
(3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership has met compliance requirements. Since this is an internally generated software package, the Managing General Partner incurred approximately $25,000 in man-hours. Modifications were made by internal staff and did not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems that were modified, it is anticipated that some problems may arise, but having met the early completion date, the Managing General Partner feels that adequate time remains available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It was installed, the Managing General Partner believes that this solved any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is continuing to work with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by year end 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

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

Risks/Contingency
The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, due to the external nature of the potential problems, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than year-end 1999.

Worst Case Scenario
The Securities and Exchange Commission requires public companies to forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

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

                                   Southwest Royalties, Inc. Income Fund V
                                   a Tennessee limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
                                        and Chief Financial Officer
Date:     November 15, 1999