Form 10-K
period 1999-12-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2000-03-14
CIK 782149

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

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

The  total  number of pages contained in this report is  49.   The  exhibit
index is found on page 44.

                            Table of Contents

Item                                                                  Page

                                  Part I

 1.   Business                                                           3

 2.   Properties                                                         6

 3.   Legal Proceedings                                                  8

 4.   Submission of Matters to a Vote of Security Holders                8

                                 Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                                9

 6.   Selected Financial Data                                           10

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     11

 8.   Financial Statements and Supplementary Data                       18

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                            33

                                 Part III

10.   Directors and Executive Officers of the Registrant                34

11.   Executive Compensation                                            36

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                    36

13.   Certain Relationships and Related Transactions                    38

                                 Part IV

14.   Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                                          39

      Signatures                                                        43

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  97  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

Oil prices experienced a year of recovery during 1999. After seeing prices languish near $10 per barrel in December 1998, a rebound occurred that would briefly push NYMEX pricing over $27 in late November 1999. Crude oil prices reached $20 per barrel in mid-July and would not fall below $21 the rest of the year. There were drastic improvements to the main factors that gave rise to the worst price depression in history. These improvements provoked a spike in crude oil prices to levels not seen since the Gulf War. First, OPEC has done a remarkable job of adhering to production cuts agreed to in March, despite the temptation to cheat given current pricing. As prices have risen over the last twelve months, OPEC has consistently maintained a compliance rate above 90 percent. Also, most foreign markets are well on their way to recovery, greatly increasing the demand for energy in those countries. These and other factors have eliminated the "oversupply" of crude oil that we experienced in 1998. The near month contract for crude oil settled at $25.60 per barrel on December 30, 1999.

In 1999 natural gas prices rose 10% to an average of $2.18/MMBtu, 18 cents higher than the $2.00/MMBtu average seen in 1998. Despite warmer-than-normal heating seasons at both ends of the year, 1999 was the fourth year in a row that prices averaged $2.00/MMBtu or above. Citing lower storage levels and a rising demand for natural gas, industry experts are predicting a "healthy jump" in prices for 2000.  Although higher prices in 1999 fueled an  increase in production, end of year gas in storage nationwide  is  only
75% of capacity as compared to 87% at the end of 1998.  Further, gas demand is expected to continue to increase at a faster pace than the amount of gas being replaced. A record breaking 70% of single-family homes built in 1999 were equipped with natural gas services ranging from traditional heating to
water   heating,   cooking  and  grilling.   Based  on  these   encouraging
statistics, we remain optimistic in our expectation of slightly higher natural gas prices in the coming year, hopefully seeing an average above the $2.20/MMBtu level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil        Gas
                    1999         56%        44%
                    1998         54%        46%
                    1997         63%        37%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999:
Scurlock  Permian  LLC for 28%, Phillips 66 Company  for  26%  and  Vintage
Petroleum  Inc.  for  10%.   Three purchasers  accounted  for  72%  of  the
Partnership's total oil and gas production during 1998: Scurlock Permian LLC for 29%, Phillips 66 Company for 27% and Vintage Petroleum Inc. for 16%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation for 34%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 16%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1999, there were 97 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1999, the Partnership possessed an interest in oil and gas properties located in Pottawatomie County, Oklahoma; and Crane, Dawson, Midland, Ward, Winkler and Upton Counties of Texas. These properties consist of various interests in approximately 64 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1999, 1998 and 1997.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of           Proved Reserves*
Name and Location   and Interest        Wells         Oil (bbls) Gas (mcf)
-----------------   ------------        ------        ---------- ---------
Mewbourne             1/87 at 50%          8           63,000     458,000
Crane County,         to 100% net
Texas                 profits
                      interests

Damson-Rhoda          12/86 at 44%         7           33,000     143,000
Walker                to 100% net
Ward County,          profits
Texas                 interests

Union Texas           12/86 at 3%          7           26,000     220,000
Upton County,         to 50% net
Texas                 profits
                      interests

*Donald R. Creamer, P.E., an independent registered petroleum engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments from $25.60 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $24.07 per barrel in the preparation of the reserve report as of January 1, 2000.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.22 per Mcf in the preparation of the reserve report as of January 1, 2000.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1999.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1999, 167.7 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $51.12 per unit. In 1998, 298.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $154.61 per unit. In 1997, 342 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $301.18 per unit.

Number of Limited Partner Interest Holders
As of December 31, 1999, there were 691 holders of limited partner units in the Partnership.

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

During 1999, distributions were made totaling $50,000, with $45,000 distributed to the limited partners and $5,000 to the general partners. For the year ended December 31, 1999, distributions of $6.00 per limited partner unit were made, based upon 7,499 limited partner units outstanding. The decline in distributions experienced in 1998 continued into 1999 with a small recovery in the fourth quarter. During 1998, distributions were made totaling $104,500, with $94,050 distributed to the limited partners and $10,450 to the general partners. For the year ended December 31, 1998, distributions of $12.54 per limited partner unit were made, based upon 7,499 limited partner units outstanding. During 1997, twelve monthly distributions were made totaling $358,000, with $322,200 distributed to the limited partners and $35,800 to the general partners. For the year ended December 31, 1997, distributions of $42.97 per limited partner unit were made, based upon 7,499 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                   ----------------------------------------------------------
                       1999       1998        1997      1996        1995
                       ----       ----        ----      ----        ----
Revenues          $  279,250     123,887    397,117   464,939     321,963

Net income (loss)    117,488   (724,042)    102,274   213,770      14,937

Partners' share
 of net income
                  (loss):

                   General partners           11,749  (72,404)       10,228
21,377            1,494

                   Limited partners          105,739 (651,638)       92,046
192,393           13,443

Limited partners'
 net income (loss)
                   per  unit         14.10    (86.90)      12.27      25.66
1.79

Limited partners'
 cash distributions
                   per  unit          6.00      12.54     42.97       34.45
22.52

Total assets      $  540,747     473,384  1,301,730 1,557,540   1,629,799

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

Based on current conditions, management anticipates performing no workovers during 2000 to enhance production. Development drilling and workovers may be performed in the year 2001. The partnership may have a slight increase in production volumes for the year 2001, but thereafter, the partnership could possibly experience the historical production decline of 11% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1999 and 1998

The following table provides certain information regarding performance factors for the years ended December 31, 1999 and 1998:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil           $    17.60    12.97      36%
Average price per mcf of gas              $     2.42     1.95      24%
Oil production in barrels                     22,110   25,000    (12%)
Gas production in mcf                        124,650  141,800    (12%)
Income from net profits interests         $  278,643  122,808     127%
Partnership distributions                 $   50,000  104,500    (52%)
Limited partner distributions             $   45,000   94,050    (52%)
Per unit distribution to limited partners $     6.00    12.54    (52%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests increased to $278,643 from $122,808 for the years ended December 31, 1999 and 1998, respectively, an increase of 127%. The principal factors affecting the comparison of the years ended December 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998 by 36%, or $4.63 per barrel, resulting in an increase of approximately $115,800 in income from net profits interests. Oil sales represented 56% of total oil and gas sales during the year ended December 31, 1999 as compared to 54% during the year ended December 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 24%, or $.47 per mcf, resulting in an increase of approximately $66,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $182,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,890 barrels or 12% during the year ended December 31, 1999 as compared to the year ended December 31, 1998, resulting in a decrease of approximately $50,900 in income from net profits interests.

    Gas production decreased approximately 17,200 mcf or 12% during the same period, resulting in a decrease of approximately $41,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $92,400. The decrease is due to downtime and the shut-in of wells uneconomical to operate at lower prices.

3. Lease operating costs and production taxes were 14% lower, or approximately $65,300 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease is due to the shut-in of wells uneconomical to operate at lower prices.

Costs and Expenses

Total costs and expenses decreased to $161,762 from $847,929 for the years ended December 31, 1999 and 1998, respectively, a decrease of 81%. The decrease is the result of lower depletion expense, provision for impairment and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $8,900 during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

2. Depletion expense decreased to $44,000 for the year ended December 31, 1999 from $297,000 for the same period in 1998. This represents a decrease
   of  85%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2000 as compared to 1999. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $169,000 as of December 31, 1998.

3. The Partnership reduced the net capitalized costs of oil and gas properties during 1998 by $424,280. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies
    - Oil and Gas Properties.

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

3. Depletion expense increased to $297,000 for the year ended December 31, 1998 from $177,000 for the same period in 1997. This represents an increase of 68%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 1999, 1998 and 1997 was $117,488, $(724,042) and $102,274, respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income (loss) for the years ended December 31, 1999, 1998 and 1997 would have been $161,488, $(2,762) and $279,274, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1999, 1998 and 1997 were $50,000, $104,500 and $358,000, respectively.
These differences are indicative of the changes in oil and gas prices, production and properties during 1999, 1998 and 1997.

The  sources  for  the  1999  distributions of $50,000  were  oil  and  gas operations of approximately $81,700, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $104,500 were oil and gas operations of approximately $112,600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1997 distributions of $358,000 were oil and gas operations of approximately $346,200, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1999 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the same period was $6.00. Total distributions during the year ended December 31, 1998 were $104,500 of which $94,050 was distributed to the limited partners and $10,450 to the general partners. The per unit distribution to limited partners during the same period was $12.54. Total distributions during the year ended December 31, 1997 were $358,000 of which $322,200 was distributed to the limited partners and $35,800 to the general partners. The per unit distribution to limited partners during the same period was $42.97.

Since inception of the Partnership, cumulative monthly cash distributions of $7,388,543 have been made to the partners. As of December 31, 1999, $6,633,320 or $884.56 per limited partner unit, has been distributed to the limited partners, representing an 88% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $81,700 in 1999 compared to approximately $112,600 in 1998 and approximately $346,200 in 1997. The primary source of the 1999 cash flow from operating activities was profitable operations.

The Partnership had no cash flows from investing activities in 1999, 1998 and 1997.

Cash flows used in financing activities were approximately $50,100 in 1999 compared to $104,200 in 1998 and approximately $358,200 in 1997. The only use in financing activities was the distributions to partners.

As of December 31, 1999, the Partnership had approximately $132,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000

The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of Midland Southwest Software's business and was not material to the results of operations or financial condition of the Partnership.

The Partnership has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, during the period of operations after January 1, 2000 until the filing of the 10-K.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                      Page

Independent Auditors Report                                            19

Balance Sheets                                                         20

Statements of Operations                                               21

Statement of Changes in Partners' Equity                               22

Statements of Cash Flows                                               23

Notes to Financial Statements                                          25

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties, Inc. Income Fund V
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund V (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three- year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund V as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.








                                                  KPMG LLP



Midland, Texas
March 10, 2000

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 1999 and 1998


                                                      1999          1998
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        44,339       12,785
 Receivable from Managing General Partner             87,770        7,961

---------                                    ---------
                                                 Total    current    assets
132,109                                      20,746

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         6,159,438    6,159,438
  Less accumulated depreciation,
                                               depletion  and  amortization
5,750,800                                    5,706,800

---------                                    ---------
                                              Net  oil  and gas  properties
408,638                                      452,638

---------                                    ---------
                                                                          $
540,747                                      473,384

=========                                    =========
  Liabilities and Partners' Equity

Current liability - distribution payable     $            71          196

---------                                    ---------
Partners' equity:
 General partners                                  (622,125)    (628,874)
 Limited partners                                  1,162,801    1,102,062

---------                                    ---------
                                                Total    partners'   equity
540,676                                      473,188

---------                                    ---------
                                                                          $
540,747                                      473,384

=========                                    =========



















                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 1999, 1998 and 1997


                                                             1999      1998
1997
                                                             ----      ----
----
  Revenues

Income from net profits interests         $    278,643   122,808  393,529
Interest                                           607     1,079    3,588
                                                                    -------
-------                                   -------
                                                                    279,250
123,887                                   397,117
                                                                    -------
-------                                   -------
  Expenses

General and administrative                     117,762   126,649  117,843
Depreciation, depletion and amortization        44,000   297,000  177,000
Provision for impairment of oil and gas
 properties                                          -   424,280        -
                                                                    -------
-------                                   -------
                                                                    161,762
847,929                                   294,843
                                                                    -------
-------                                   -------
Net income (loss)                         $    117,488 (724,042)  102,274
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     10,574  (65,164)    9,205
                                                                    =======
=======                                   =======
 General partner                          $      1,175   (7,240)    1,023
                                                                    =======
=======                                   =======
 Limited partners                         $    105,739 (651,638)   92,046
                                                                    =======
=======                                   =======
  Per limited partner unit                $      14.10   (86.90)    12.27
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1999, 1998 and 1997


                                                      General     Limited
                                                       Partners    Partners
Total
                                                       --------    --------
-----

Balance at December 31, 1996         $   (520,448)  2,077,904   1,557,456

 Net income                                 10,228     92,046     102,274

 Distributions                            (35,800)  (322,200)   (358,000)
                                                                   --------
---------                            ---------
Balance at December 31, 1997             (546,020)  1,847,750   1,301,730

 Net income (loss)                        (72,404)  (651,638)   (724,042)

 Distributions                            (10,450)   (94,050)   (104,500)
                                                                   --------
---------                            ---------
Balance at December 31, 1998             (628,874)  1,102,062     473,188

 Net income                                 11,749    105,739     117,488

 Distributions                             (5,000)   (45,000)    (50,000)
                                                                   --------
---------                            ---------
Balance at December 31, 1999           $ (622,125)  1,162,801     540,676
                                          ========  =========   =========





























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1999, 1998 and 1997


                                                             1999      1998
1997
                                                             ----      ----
----
Cash flows from operating activities:

 Cash received from net profits interests $    221,934   213,766  460,491
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(140,862)                                 (102,288)(117,843)
 Interest received                                 607     1,079    3,588
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities               81,679  112,557
346,236
                                                                   --------
--------                                  --------
Cash used in financing activities:

 Distributions to partners                    (50,125) (104,190)(358,198)
                                                                   --------
--------                                  --------
Net increase (decrease) in cash and
 cash equivalents                               31,554     8,367 (11,962)

 Beginning of year                              12,785     4,418   16,380
                                                                   --------
--------                                  --------
 End of year                              $     44,339    12,785    4,418
                                                                   ========
========                                  ========


(continued)

























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1999, 1998 and 1997


                                                             1999      1998
1997
                                                             ----      ----
----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    117,488 (724,042)  102,274

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                44,000   297,000
177,000
  Provision of impairment of oil and gas
                                           properties           -   424,280
-
  (Increase) decrease in receivables          (56,709)    90,958   66,962
  (Decrease) increase in payables             (23,100)    24,361        -
                                                                    -------
-------                                   -------
Net cash provided by operating activities $     81,679   112,557  346,236
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $424,280 was made to the financial statement. As of December 31, 1997, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1999, 1998 and 1997, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 1999 and 1998 is $607,648 and $679,775, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 1999, 1998 and 1997, there were 7,499 limited partner units outstanding held by 691, 711 and 730 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

     The Partnership is subject to various federal, state and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1999, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $92,200, $103,100 and $105,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $47,000, $7,400 and $1,100 for the years ended December 31, 1999, 1998 and 1997, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $109,200 during 1999, 1998 and 1997, as an administrative fee, for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of $87,770 and $7,961 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1999 and 1998, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $800, $800 and $900 for the years ended December 31, 1999, 1998 and 1997, respectively.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999: Scurlock Permian Corporation for 28%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 10%. Three purchasers accounted for 72% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 29%, Phillips 66 Company for 27% and Vintage Petroleum Inc. for 16%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation for 34%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 16%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:


                                                                  Oil (bbls)
Gas (mcf)
                                                                  ----------
---------
     Proved developed and undeveloped reserves -

     January 1, 1997                               294,000       1,628,000

       Revisions of previous estimates            (49,000)       (107,000)
       Production                                 (33,000)       (160,000)
                                                   -------       ---------
     December 31, 1997                             212,000       1,361,000

       Revisions of previous estimates           (109,000)       (688,000)
       Production                                 (25,000)       (142,000)
                                                   -------       ---------
     December 31, 1998                              78,000         531,000

       Revisions of previous estimates             103,000         774,000
       Production                                 (22,000)       (125,000)
                                                   -------       ---------
     December 31, 1999                             159,000       1,180,000
                                                   =======       =========

     Proved developed reserves -

     December 31, 1997                             173,000       1,258,000
                                                   =======       =========
     December 31, 1998                              52,000         442,000
                                                   =======       =========
     December 31, 1999                             134,000       1,093,000
                                                   =======       =========

     All of the Partnership's reserves are located within the continental United States.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)- continued
     *Donald R. Creamer, P.E., an independent registered petroleum engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments  from  $25.60  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $24.07 per barrel in the preparation of the reserve report as of January 1, 2000.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.22 per Mcf in the preparation of the reserve report as of January 1, 2000.

     The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999, 1998 and 1997 is presented below:

                                              1999      1998         1997
                                              ----      ----         ----

     Future cash inflows, net of
       production and development
      costs                             $  2,662,000    653,000  3,165,000
     10% annual discount for
       estimated timing of cash
      flows                                  938,000    200,000  1,165,000
                                           ---------  ---------  ---------
     Standardized measure of
       discounted future net cash
      flows                             $  1,724,000    453,000  2,000,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999        1998        1997
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (279,000)  (123,000)  (394,000)
      Changes in prices and production costs             373,000(1,099,000)
(1,829,000)
     Changes of production rates
       (timing) and other                      7,000     81,000   (99,000)
     Sales of minerals in place                    -          -          -
     Revisions of previous
       quantities estimates                1,125,000  (606,000)  (302,000)
     Accretion of discount                    45,000    200,000    420,000
     Discounted future net
       cash flows -
      Beginning of year                      453,000  2,000,000  4,204,000
                                           ---------  ---------  ---------
      End of year                       $  1,724,000    453,000  2,000,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      44     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          45     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            41          Vice President, Marketing

Paul L. Morris              58          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 42, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 44, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $109,200 during 1999, 1998 and 1997 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 1,663.7 limited partner units, a 22.2% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 29.0%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     22.2%
                      Interest                     Managing General Partner
1,663.7 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   22.2%
                      Interest                      Chairman of the  Board,
1,663.7 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   22.2%
                     Interest                     Secretary and Director of
1,663.7 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   22.2%
                     Interest                     Vice President and CFO of
1,663.7 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   22.2%
                     Interest                     Vice President, Marketing
1,663.7 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   22.2%
                      Interest                      Director  of  Southwest
1,663.7 Units
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

Item 13.  Certain Relationships and Related Transactions

In   1999,   the   Managing  General  Partner  received  $109,200   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, which was paid approximately $92,200 for administrative overhead attributable to operating such properties during 1999.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $47,000 for the year ended December 31, 1999.

The law firm of Baker, Donelson, Bearman & Caldwell of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Baker, Donelson, Bearman & Caldwell to the Partnership during 1999 were approximately $800, which constitutes an immaterial portion of that firm's business.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Independent Auditors Report
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

                          (ee) Thirty First Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated February 25, 1999. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1999.)

                          (ff) Thirty Second Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated July 27, 1999. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1999.)


                  27 Financial Data Schedule

                  99 Limited Partners as of February 25, 1999
                     Limited Partners as of July 27, 1999

     (b)  Reports on Form 8-K
                There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

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


                          Date:  March 31, 2000


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


Date:  March 31, 2000


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 2000

                              Exhibit Index


Item No.     Description                                           Page No.

14(a)(3)     Exhibit 4(ee):  Thirty First Amendment to the          45
             Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
             February 25, 1999.

                  Exhibit 4(ff):  Thirty Second Amendment to the        47
                  Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
                  July 27, 1999.

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

          THIRTY-FIRST AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-First Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 31st day of December, 1998, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Witness my hand and seal at office, on this the 25th day of February, 1999.

                    /s/ Suetta M. Morgan
                    -----------------------------------
                    Notary Public

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

         THIRTY-SECOND AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Second Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 30th day of June, 1999, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner")(the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

STATE OF TEXAS           )
COUNTY OF MIDLAND   )

Before me, Paula Dillard, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 27th day of July, 1999.

                    /s/ Paula Dillard
                    -----------------------------------
                    Notary Public

                        AMENDMENTS FOLLOW AS EX-99