Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2000-08-10
CIK 782149

16 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     66,500          44,339
 Receivable from Managing General Partner         128,018          87,770
                                               ----------       ---------
    Total current assets                          194,518         132,109
                                               ----------       ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438       6,159,438
  Less accumulated depreciation,
   depletion and amortization                   5,765,800       5,750,800
                                               ----------       ---------
    Net oil and gas properties                    393,638         408,638
                                               ----------       ---------
                                             $    588,156         540,747
                                               ==========       =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $        103              71
                                               ----------       ---------

Partners' equity:
 General partners                               (617,387)       (622,125)
 Limited partners                               1,205,440       1,162,801
                                               ----------       ---------
    Total partners' equity                        588,053         540,676
                                               ----------       ---------
                                             $    588,156         540,747
                                               ==========       =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Income from net profits
 interests                    $   111,130     88,467    222,683     73,487
Interest                              885          8      1,441         69
                                  -------     ------    -------    -------
                                  112,015     88,475    224,124     73,556
                                  -------     ------    -------    -------

  Expenses

General and administrative         32,977     29,721     61,747     59,371
Depreciation, depletion and
 amortization                       4,000     12,000     15,000     26,000
                                  -------     ------    -------    -------
                                   36,977     41,721     76,747     85,371
                                  -------     ------    -------    -------
Net income (loss)             $    75,038     46,754    147,377   (11,815)
                                  =======     ======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     6,754      4,208     13,264    (1,063)
                                  =======     ======    =======    =======
 General Partner              $       750        467      1,474      (118)
                                  =======     ======    =======    =======
 Limited Partners             $    67,534     42,079    132,639   (10,634)
                                  =======     ======    =======    =======
  Per limited partner unit    $      9.01      5.61       17.69     (1.42)
                                  =======     ======    =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   176,350     38,363
 Cash paid to suppliers                                (55,662)   (50,488)
 Interest received                                        1,441         69
                                                       --------   --------
  Net cash provided by (used in) operating activities  122,129     (12,056)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (99,968)      1,918
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                             22,161   (10,138)

 Beginning of period                                     44,339     12,785
                                                       --------   --------
 End of period                                      $    66,500      2,647
                                                       ========   ========

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund V

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $   147,377   (11,815)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               15,000     26,000
  Increase in receivables                              (46,333)   (35,124)
  Increase in payables                                    6,085      8,883
                                                        -------    -------
Net cash provided by (used in) operating activities $   122,129   (12,056)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based  on  current  conditions,  management  anticipates  performing   some
workovers during 2000. The Partnership could possibly experience a normal decline of 8% to 10% a year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.75      14.89       86%
Average price per mcf of gas             $     4.47       1.80      148%
Oil production in barrels                     4,800      5,900     (19%)
Gas production in mcf                        24,600     31,100     (21%)
Income from net profits interests        $  111,130     88,467       26%
Partnership distributions                $   50,000          -      100%
Limited partner distributions            $   45,000          -      100%
Per unit distribution to limited
 partners                                $     6.00          -      100%
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests increased to $111,130 from $88,467 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 26%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 86%, or $12.86 per barrel, resulting in an increase of approximately $76,000 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 61% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased by 148% or $2.67 per mcf, resulting in an increase of approximately $83,100 in income from net profits interest.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $159,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,110 barrels or 19% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $30,800 in income from net profits interests.

    Gas production decreased approximately 6,520 mcf or 21% during the same period, resulting in a decrease of approximately $29,100 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $59,900. The decrease in production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the quarter ended June 30, 2000. The decrease in production for the quarter due to the above well was partially offset by increased production from wells previously shut-in due to low oil and gas prices and in turn the inability to perform repairs and maintenance.

3. Lease operating costs and production taxes were 73% higher, or approximately $61,500 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.


Costs and Expenses

Total costs and expenses decreased to $36,977 from $41,721 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 11%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $3,300 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $4,000 for the quarter ended June 30, 2000 from $12,000 for the same period in 1999. This represents a decrease of 67%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.86      13.37      108%
Average price per mcf of gas             $     4.00       1.75      129%
Oil production in barrels                     9,800     11,560     (15%)
Gas production in mcf                        50,800     59,220     (14%)
Income from net profits interests        $  222,683     73,487      203%
Partnership distributions                $  100,000          -      100%
Limited partner distributions            $   90,000          -      100%
Per unit distribution to limited
 partners                                $    12.00          -      100%
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests increased to $222,683 from $73,487 for the six months ended June 30, 2000 and 1999, respectively, an increase of 203%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 108%, or $14.49 per barrel, resulting in an increase of approximately $167,500 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the six months ended June 30, 2000 as compared to 60% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 129%, or $2.25 per mcf, resulting in an increase of approximately $133,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $300,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,760 barrels or 15% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $49,000 in income from net profits interests.

    Gas production decreased approximately 8,420 mcf or 14% during the same period, resulting in a decrease of approximately $33,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $82,700. The decrease in production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the six months ended June 30, 2000. The decrease in production for the six months that is due to the above well was partially offset by increased production from wells previously shut-in due to low oil and gas prices and in turn the inability to perform repairs and maintenance.

3. Lease operating costs and production taxes were 37% higher, or approximately $69,000 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $76,747 from $85,371 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 10%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $2,400 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. Depletion expense decreased to $15,000 for the six months ended June 30, 2000 from $26,000 for the same period in 1999. This represents a decrease of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by or (used in) operating activities were approximately $122,100 in the six months ended June 30, 2000 as compared to approximately $(12,100) in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was operations.

There were no cash flows provided by investing activities in the six months ended June 30, 2000 and 1999.

Cash flows (used in) or provided by financing activities were approximately $(100,000) in the six months ended June 30, 2000 as compared to approximately $1,900 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $12.00. There were no distributions during the six months ended June 30, 1999.

The  sources  for  the  2000 distributions of $100,000  were  oil  and  gas
operations  of  approximately  $122,100,  resulting  in  excess  cash   for
contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,488,543 have been made to the partners. As of June 30, 2000, $6,723,320 or $896.56 per limited partner unit has been distributed to the limited partners, representing an 90% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $194,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

             27 Financial Data Schedule

             (b)  Reports on Form 8:       No reports on Form 8-
             K were filed during the quarter ended June 30, 2000.

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


Date:  August 15, 2000