Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2000-11-01
CIK 782149

Page 16 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets
------

Current assets
 Cash and cash equivalents                     $   44,824         44,339
 Receivable from Managing General Partner         149,775         87,770
                                                ---------      ---------
     Total current assets                         194,599        132,109
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 6,159,438      6,159,438
  Less accumulated depreciation,
   depletion and amortization                   5,774,800      5,750,800
                                                ---------      ---------
     Net oil and gas properties                   384,638        408,638
                                                ---------      ---------
                                               $  579,237        540,747
                                                =========      =========

Liabilities and Partners' Equity
--------------------------------

Current liability - Distribution payable       $      175             71
                                                ---------      ---------
Partners' equity
 General partners                               (618,286)      (622,125)
 Limited partners                               1,197,348      1,162,801
                                                ---------      ---------
     Total partners' equity                       579,062        540,676
                                                ---------      ---------
                                               $  579,237        540,747
                                                =========      =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----

Revenues
--------

Income from net profits
 interests                    $   92,641   103,281     315,325   176,768
Interest                             665         -       2,106        70
                                 -------   -------     -------   -------
                                  93,306   103,281     317,431   176,838
                                 -------   -------     -------   -------
Expenses
--------

General and administrative        28,298    28,099      90,045    87,470
Depreciation, depletion and
 amortization                      9,000     8,000      24,000    34,000
                                 -------   -------     -------   -------
                                  37,298    36,099     114,045   121,470
                                 -------   -------     -------   -------
Net income                    $   56,008    67,182     203,386    55,368
                                 =======   =======     =======   =======

Net income allocated to:

 Managing General Partner     $    5,042     6,047      18,305     4,983
                                 =======   =======     =======   =======
 General Partner              $      559       671       2,034       554
                                 =======   =======     =======   =======
 Limited Partners             $   50,407    60,464     183,047    49,831
                                 =======   =======     =======   =======
  Per limited partner unit    $     6.72      8.06       24.41      6.65
                                 =======   =======     =======   =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  236,460    102,195
 Cash paid to suppliers                              (73,185)  (108,020)
 Interest received                                      2,106         70
                                                      -------    -------
  Net cash provided (used in) by operating
   activities                                         165,381    (5,755)
                                                      -------    -------
Cash flows from financing activities

 Distributions to partners                          (164,896)      1,907
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                              485    (3,848)

 Beginning of period                                   44,339     12,785
                                                      -------    -------
 End of period                                     $   44,824      8,937
                                                      =======    =======

                                                             (continued)

                  Southwest Royalties, Inc. Income Fund V

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by (used in) operating activities

Net income                                         $  203,386     55,368

Adjustments to reconcile net income to
 net cash provided by (used in) operating activities

 Depreciation, depletion and amortization              24,000     34,000
 Increase in receivables                             (78,865)   (74,573)
 (Increase) decrease in payable                        16,860   (20,550)
                                                      -------    -------
Net cash provided by (used in) operating activities         $    165,381
(5,755)
                                                      =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates the possibility of performing some workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% a year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   29.95    21.18      41%
Average price per mcf of gas               $    5.40     2.84      90%
Oil production in barrels                      5,000    5,840    (14%)
Gas production in mcf                         26,800   35,380    (24%)
Income from net profits interests          $  92,641  103,281    (10%)
Partnership distributions                  $  65,000        -     100%
Limited partner distributions              $  58,500        -     100%
Per unit distribution to limited partners  $    7.80        -     100%
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $92,641 from $103,281 for the quarters ended September 30, 2000 and 1999, respectively, a decrease of 10%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 41%, or $8.77 per barrel, resulting in an increase of approximately $51,200 in income from net profits interests. Oil sales represented 51% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 55% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 90%, or $2.56 per mcf, resulting in an increase of approximately $90,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $141,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 840 barrels or 14% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $25,200 in income from net profits interests.

    Gas production decreased approximately 8,600 mcf or 24% during the same period, resulting in a decrease of approximately $46,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $71,600. The decrease in gas production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the quarter ended September 30, 2000.

3. Lease operating costs and production taxes was 38% higher, or approximately $45,900 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses increased to $37,298 from $36,099 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 3%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense increased to $9,000 for the quarter ended September 30, 2000 from $8,000 for the same period in 1999. This represents an increase of 13%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.  General Comparison of the Nine Month Periods Ended September 30, 2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.54    15.99      78%
Average price per mcf of gas               $    4.28     2.16      98%
Oil production in barrels                     14,200   17,400    (18%)
Gas production in mcf                         77,200   94,600    (18%)
Income from net profits interests          $ 315,325  176,768      78%
Partnership distributions                  $ 165,000        -     100%
Limited partner distributions              $ 148,500        -     100%
Per unit distribution to limited partners  $   19.80        -     100%
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests increased to $315,325 from $176,768 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 78%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 78%, or $12.55 per barrel, resulting in an increase of approximately $218,400 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 58% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 98%, or $2.12 per mcf, resulting in an increase of approximately $200,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $419,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,200 barrels or 18% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $91,300 in income from net profits interests.

    Gas production decreased approximately 17,400 mcf or 18% during the same period, resulting in a decrease of approximately $74,500 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $165,800. The decrease in production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the nine months ended September 30, 2000. The decrease in production for the nine months that is due to the above well was partially offset by increased production from wells previously shut-in due to low oil and gas prices and in turn the inability to perform repairs and maintenance.

3. Lease operating costs and production taxes were 38% higher, or approximately $114,900 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $114,045 from $121,470 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 6%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $2,600 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense decreased to $24,000 for the nine months ended September 30, 2000 from $34,000 for the same period in 1999. This represents a decrease of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in the Partnerships revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $165,400 in the nine months ended September 30, 2000 as compared to approximately $(5,800) in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 2000 and 1999.

Cash flows (used in) provided by financing activities were approximately $(165,000) in the nine months ended September 30, 2000 as compared to approximately $1,900 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $165,000 of which $148,500 was distributed to the limited partners and $16,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $19.80. There were no distributions during the nine months ended September 30, 1999.

The  sources  for  the  2000 distributions of $165,000  were  oil  and  gas
operations  of  approximately  $165,400,  resulting  in  excess  cash   for
contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,553,543 have been made to the partners. As of September 30, 2000, $6,781,820 or $904.36 per limited partner unit has been distributed to the limited partners, representing an 90% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $194,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

                                   Southwest Royalties, Inc. Income Fund V
                                   a Tennessee limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
                                        and Chief Financial Officer
Date:     November 15, 2000