Form 10-K
period 2000-12-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2001-03-27
CIK 782149

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The  total  number of pages contained in this report is  52.   The  exhibit
index is found on page 44.

                            Table of Contents

Item                                                                  Page

                                  Part I

 1.   Business                                                           3

 2.   Properties                                                         6

 3.   Legal Proceedings                                                  8

 4.   Submission of Matters to a Vote of Security Holders                8

                                 Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                                9

 6.   Selected Financial Data                                           10

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     11

 8.   Financial Statements and Supplementary Data                       18

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                            34

                                 Part III

10.   Directors and Executive Officers of the Registrant                35

11.   Executive Compensation                                            37

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                    37

13.   Certain Relationships and Related Transactions                    39

                                 Part IV

14.   Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                                          40

      Signatures                                                        44

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil        Gas
                    2000         53%        47%
                    1999         56%        44%
                    1998         54%        46%

As the table indicates, the Partnership's revenue is almost evenly divided between its oil and gas production, the Partnership revenues will be highly dependent upon the future prices and demands for oil and gas.

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2000:
Phillips  66  Company  for 34%, Plain Marketing  LP  for  32%  and  Vintage
Petroleum,  Inc.  for  10%.   Three purchasers accounted  for  64%  of  the
Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 28%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 10%. Three purchasers accounted for 72% of the Partnership's total oil and gas production during 1998: Scurlock Permian LLC for 29%, Phillips 66 Company for 27% and Vintage Petroleum Inc. for 16%. All purchasers of the
Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000, there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Pottawatomie County, Oklahoma; and Crane, Dawson, Midland, Ward, Winkler and Upton Counties of Texas. These properties consist of various interests in approximately 62 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2000, 1999 and 1998.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of           Proved Reserves*
Name and Location   and Interest        Wells         Oil (bbls) Gas (mcf)
-----------------   ------------        ------        ---------- ---------
Mewbourne             1/87 at 50%          8           49,000     360,000
Crane County,         to 100% net
Texas                 profits
                      interests

Walton Acquisition    12/86 at 22.5%       7                -     201,000
Winkler County,       to 40% net
Texas                 profits
                      interests

Union Texas           12/86 at 3%          7           39,000     322,000
Upton County,         to 50% net
Texas                 profits
                      interests

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.83 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $10.37 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 2000, 605.9 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $116.72 per unit. In 1999, 167.7 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $51.12 per unit. In 1998, 298.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $154.61 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2000, there were 624 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $250,000, with $225,000 distributed to the limited partners and $25,000 to the general partners. For the year ended December 31, 2000, distributions of $30.00 per limited partner unit were made, based upon 7,499 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $50,000, with $45,000 distributed to the limited partners and $5,000 to the general partners. For the year ended December 31, 1999, distributions of $6.00 per limited partner unit were made, based upon 7,499 limited partner units outstanding. The decline in distributions experienced in 1998 continued into 1999 with a small recovery in the fourth quarter. During 1998, distributions were made totaling $104,500, with $94,050 distributed to the limited partners and $10,450 to the general partners. For the year ended December 31, 1998, distribution of $12.54 per limited partner unit were made based upon 7,499limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                   ----------------------------------------------------------
                       2000       1999        1998      1997        1996
                       ----       ----        ----      ----        ----
Revenues          $  393,888     279,250    123,887   397,117     464,939

Net income (loss)    254,351     117,488  (724,042)   102,274     213,770

Partners' share
 of net income
                  (loss):

                   General  partners           25,435    11,749    (72,404)
10,228            21,377

                   Limited  partners          228,916   105,739   (651,638)
92,046            192,393

Limited partners'
 net income (loss)
                   per  unit         30.53      14.10    (86.90)      12.27
25.66

Limited partners'
 cash distributions
                   per  unit         30.00       6.00     12.54       42.97
34.45

Total assets      $  545,215     540,747    473,384 1,301,730   1,557,540

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

Development drilling and workovers may be performed to increase production in the year 2001. Development drilling would be done through a farmout agreement. The partnership may have a slight increase in production volumes for the year 2001, but thereafter, the partnership could possibly experience the historical production decline of 11% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil           $    29.18    17.60      66%
Average price per mcf of gas              $     4.56     2.42      88%
Oil production in barrels                     17,600   22,110    (20%)
Gas production in mcf                        100,600  124,650    (19%)
Income from net profits interests         $  390,786  278,643      40%
Partnership distributions                 $  250,000   50,000     400%
Limited partner distributions             $  225,000   45,000     400%
Per unit distribution to limited partners $    30.00     6.00     400%
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests increased to $390,786 from $278,643 for the years ended December 31, 2000 and 1999, respectively, an increase of 40%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 66%, or $11.58 per barrel, resulting in an increase of approximately $203,800 in income from net profits interests. Oil sales represented 53% of total oil and gas sales during the year ended December 31, 2000 as compared to 56% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 88%, or $2.14 per mcf, resulting in an increase of approximately $215,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $419,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,510 barrels or 20% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $79,400 in income from net profits interests.

    Gas production decreased approximately 24,050 mcf or 19% during the same period, resulting in a decrease of approximately $58,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $137,600. The decrease in production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the twelve months ended December 31, 2000.

3. Lease operating costs and production taxes were 41% higher, or approximately $169,000 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase in lease operating costs and production taxes is due in part to an increase in major repairs and maintenance, such as pulling expenses being performed on several leases, and in part to the rise in production taxes directly associated with the rise in oil and gas prices received during the past year. The rise in oil and gas prices for 2000 has allowed the Partnership to perform these repairs and maintenance in the hopes of increasing production, thereby increasing revenues.

Costs and Expenses

Total costs and expenses decreased to $139,537 from $161,762 for the years ended December 31, 2000 and 1999, respectively, a decrease of 14%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $200 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. Depletion expense decreased to $22,000 for the year ended December 31, 2000 from $44,000 for the same period in 1999. This represents a decrease
   of  50%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

3. Depletion expense decreased to $44,000 for the year ended December 31, 1999 from $297,000 for the same period in 1998. This represents a decrease
   of  85%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 2000, 1999 and 1998 was $254,351, $117,488 and $(724,042), respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income (loss) for the years ended December 31, 2000, 1999 and 1998 would have been $276,351, $161,488 and $(2,762), respectively. Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $250,000, $50,000 and $104,500, respectively.
These differences are indicative of the changes in oil and gas prices, production and properties during 2000, 1999 and 1998.

The source for the 2000 distributions of $250,000 were oil and gas operations of approximately $248,900, with the balance from available cash on hand at the beginning of the period. The sources for the 1999 distributions of $50,000 were oil and gas operations of approximately $81,700, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $104,500 were oil and gas operations of approximately $112,600, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2000 were $250,000 of which $225,000 was distributed to the limited partners and $25,000 to the general partners. The per unit distribution to limited partners during the same period was $30.00. Total distributions during the year ended December 31, 1999 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the same period was $6.00. Total distributions during the year ended December 31, 1998 were $104,500 of which $94,050 was distributed to the limited partners and $10,450 to the general partners. The per unit distribution to limited partners during the same period was $12.54.

Since inception of the Partnership, cumulative monthly cash distributions of $7,638,543 have been made to the partners. As of December 31, 2000, $6,858,320 or $914.56 per limited partner unit, has been distributed to the limited partners, representing an 91% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $248,900 in 2000 compared to $81,700 in 1999 and approximately $112,600 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

The Partnership had no cash flows from investing activities in 2000, 1999 and 1998.

Cash flows used in financing activities were approximately $249,900 in 2000 compared to $50,100 in 1999 and approximately $104,200 in 1998. The only use in financing activities was the distributions to partners.

As of December 31, 2000, the Partnership had approximately $158,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties, Inc. Income Fund V
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund V (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three- year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund V as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000          1999
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        43,322       44,339
 Receivable from Managing General Partner            115,255       87,770

---------                                    ---------
                                                 Total    current    assets
158,577                                      132,109

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         6,159,438    6,159,438
  Less accumulated depreciation,
                                               depletion  and  amortization
5,772,800                                    5,750,800

---------                                    ---------
                                              Net  oil  and gas  properties
386,638                                      408,638

---------                                    ---------
                                                                          $
545,215                                      540,747

=========                                    =========
  Liabilities and Partners' Equity

Current liability - distribution payable     $           188           71

---------                                    ---------
Partners' equity:
 General partners                                  (621,690)    (622,125)
 Limited partners                                  1,166,717    1,162,801

---------                                    ---------
                                                Total    partners'   equity
545,027                                      540,676

---------                                    ---------
                                                                          $
545,215                                      540,747

=========                                    =========



















                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998


                                                             2000      1999
1998
                                                             ----      ----
----
  Revenues

Income from net profits interests         $    390,786   278,643  122,808
Interest                                         3,102       607    1,079
                                                                    -------
-------                                   -------
                                                                    393,888
279,250                                   123,887
                                                                    -------
-------                                   -------
  Expenses

General and administrative                     117,537   117,762  126,649
Depreciation, depletion and amortization        22,000    44,000  297,000
Provision for impairment of oil and gas
 properties                                          -         -  424,280
                                                                    -------
-------                                   -------
                                                                    139,537
161,762                                   847,929
                                                                    -------
-------                                   -------
Net income (loss)                         $    254,351   117,488(724,042)
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     22,892    10,574 (65,164)
                                                                    =======
=======                                   =======
 General partner                          $      2,543     1,175  (7,240)
                                                                    =======
=======                                   =======
 Limited partners                         $    228,916   105,739(651,638)
                                                                    =======
=======                                   =======
  Per limited partner unit                $      30.53     14.10  (86.90)
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                                      General     Limited
                                                       Partners    Partners
Total
                                                       --------    --------
-----


Balance at December 31, 1997         $   (546,020)  1,847,750   1,301,730

 Net loss                                 (72,404)  (651,638)   (724,042)

 Distributions                            (10,450)   (94,050)   (104,500)
                                                                   --------
---------                            ---------
Balance at December 31, 1998             (628,874)  1,102,062     473,188

 Net income                                 11,749    105,739     117,488

 Distributions                             (5,000)   (45,000)    (50,000)
                                                                   --------
---------                            ---------
Balance at December 31, 1999             (622,125)  1,162,801     540,676

 Net income                                 25,435    228,916     254,351

 Distributions                            (25,000)  (225,000)   (250,000)
                                                                   --------
---------                            ---------
Balance at December 31, 2000         $   (621,690)  1,166,717     545,027
                                          ========  =========   =========





























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998


                                                             2000      1999
1998
                                                             ----      ----
----
Cash flows from operating activities:

 Cash received from net profits interests $    330,342   221,934  213,766
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(84,578)                                  (140,862)(102,288)
 Interest received                               3,102       607    1,079
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              248,866   81,679
112,557
                                                                   --------
--------                                  --------
Cash used in financing activities:

 Distributions to partners                   (249,883)  (50,125)(104,190)
                                                                   --------
--------                                  --------
Net (decrease) increase in cash and
 cash equivalents                              (1,017)    31,554    8,367

 Beginning of year                              44,339    12,785    4,418
                                                                   --------
--------                                  --------
 End of year                              $     43,322    44,339   12,785
                                                                   ========
========                                  ========


(continued)

























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                             2000      1999
1998
                                                             ----      ----
----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    254,351   117,488(724,042)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                22,000    44,000
297,000
  Provision of impairment of oil and gas
                                           properties           -         -
424,280
  (Increase) decrease in receivables          (60,444)  (56,709)   90,958
  Increase (decrease) in payables               32,959  (23,100)   24,361
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    248,866    81,679  112,557
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $424,280 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2000 and 1999 is $522,470 and $607,648, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 2000, 1999 and 1998, there were 7,499 limited partner units outstanding held by 624, 691 and 711 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $100,700, $92,200 and $103,100 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $24,800, $47,000 and $7,400 for the years ended December 31, 2000,
     1999 and 1998, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $109,200 during 2000, 1999 and 1998, as an administrative fee, for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of $115,255 and $87,770 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $1,200, $800 and $800 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2000: Phillips 66 Company for 34%, Plain Marketing LP for 32% and Vintage Petroleum, Inc. for 10%. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999: Scurlock Permian Corporation for 28%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 10%. Three purchasers accounted for 72% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 29%, Phillips 66 Company for 27% and Vintage Petroleum Inc. for 16%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:


                                                                 Oil (bbls)
Gas (mcf)
                                                                 ----------
---------
     Proved developed and undeveloped reserves -

     January 1, 1998                               212,000     1,361,000

       Revisions of previous estimates           (109,000)     (688,000)
       Production                                 (25,000)     (142,000)
                                                   -------     ---------
     December 31, 1998                              78,000       531,000

       Revisions of previous estimates             103,000       774,000
       Production                                 (22,000)     (125,000)
                                                   -------     ---------
     December 31, 1999                             159,000     1,180,000

       Revisions of previous estimates              22,000       139,000
       Production                                 (18,000)     (101,000)
                                                   -------     ---------
     December 31, 2000                             163,000     1,218,000
                                                   =======     =========

     Proved developed reserves -

     December 31, 1998                              52,000       442,000
                                                   =======     =========
     December 31, 1999                             134,000     1,093,000
                                                   =======     =========
     December 31, 2000                             145,000     1,169,000
                                                   =======     =========

     All of the Partnership's reserves are located within the continental United States.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)- continued
     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $25.83 per barrel in the preparation of the reserve report as of January 1, 2001.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $10.37 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                              2000      1999         1998
                                              ----      ----         ----

     Future cash inflows, net of
       production and development
      costs                             $  8,866,000  2,662,000    653,000
     10% annual discount for
       estimated timing of cash
      flows                                4,082,000    938,000    200,000
                                           ---------  ---------  ---------
     Standardized measure of
       discounted future net cash
      flows                             $  4,784,000  1,724,000    453,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000        1999        1998
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (391,000)  (279,000)  (123,000)
      Changes in prices and production costs           2,996,000    373,000
(1,099,000)
     Changes of production rates
       (timing) and other                  (308,000)      7,000     81,000
     Revisions of previous
       quantities estimates                  591,000  1,125,000  (606,000)
     Accretion of discount                   172,000     45,000    200,000
     Discounted future net
       cash flows -
      Beginning of year                    1,724,000    453,000  2,000,000
                                           ---------  ---------  ---------
      End of year                       $  4,784,000  1,724,000    453,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $  112,109    112,015    93,306      76,458
     Total expenses               39,770     36,977    37,298      25,492
     Net income                   72,339     75,038    56,008      50,965
     Net income per limited
      partners unit                 8.68       9.01      6.72        6.12

  1999:
     Total revenues           $ (14,919)     88,475   103,281     102,412
     Total expenses               43,650     41,721    36,099      40,292
     Net income (loss)          (58,569)     46,754    67,182      62,120
     Net income (loss) per limited
      partners unit               (7.03)       5.61      8.06        7.46

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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $109,200 during 2000, 1999 and 1998 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 2,234.6 limited partner units, a 29.8% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 35.8%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     29.8%
                      Interest                     Managing General Partner
2,234.6 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   29.8%
                      Interest                      Chairman of the  Board,
2,234.6 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   29.8%
                     Interest                     Secretary and Director of
2,234.6 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   29.8%
                     Interest                     Vice President and CFO of
2,234.6 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   29.8%
                     Interest                     Vice President, Marketing
2,234.6 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   29.8%
                      Interest                      Director  of  Southwest
2,234.6 Units
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

Item 13.  Certain Relationships and Related Transactions

In   2000,   the   Managing  General  Partner  received  $109,200   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, which was paid approximately $100,700 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $24,800 for the year ended December 31, 2000.

The law firm of Baker, Donelson, Bearman & Caldwell of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Baker, Donelson, Bearman & Caldwell to the Partnership during 2000 were approximately $1,200, which constitutes an immaterial portion of that firm's business.

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

                          (gg) Thirty Third Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated February 10, 2000. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 2000.)

                          (hh) Thirty Fourth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated April 26,
                          2000. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 2000.)

                          (ii) Thirty Fifth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated September
                          13, 2000. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 2000.)

                  27 Financial Data Schedule

                  99 Limited Partners as of February 10, 2000
                     Limited Partners as of April 26, 2000
                     Limited Partners as of September 13, 2000

     (b)  Reports on Form 8-K
                There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

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


                          Date:  March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001

                              Exhibit Index


Item No.     Description                                           Page No.

14(a)(3)     Exhibit 4(gg):  Thirty Third Amendment to the          46
             Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
             February 10, 2000.

                  Exhibit 4(hh):  Thirty Fourth Amendment to the        48
                  Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
                  April 26, 2000.

                  Exhibit 4(ii):  Thirty Fifth Amendment to the         50
                  Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated September 13, 2000.

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

          THIRTY-THIRD AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Third Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 1st day of January, 2000, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

STATE OF TEXAS           )
COUNTY OF MIDLAND   )

Before me, B. Ross, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 10th day of February, 2000.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

         THIRTY-FOURTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Fourth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 4th day of April, 2000, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner")(the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

STATE OF TEXAS           )
COUNTY OF MIDLAND   )

Before me, B. Ross, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 26 day of April, 2000.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

          THIRTY-FIFTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Fifth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 30th day of June, 2000, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner")(the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

STATE OF TEXAS           )
COUNTY OF MIDLAND   )

Before me, B. Ross, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 13 day of September, 2000.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

                        AMENDMENTS FOLLOW AS EX-99