Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2001-05-09
CIK 782149

9 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 March 31,    December 31,
                                                    2001          2000
                                                    ----          ----
                                                (unaudited)
  Assets

Current assets:
 Cash and equivalents                         $     51,098        43,322
 Receivable from Managing General Partner          124,054       115,255
 Distribution receivable                                19             -
                                                 ---------     ---------
    Total current assets                           175,171       158,577
                                                 ---------     ---------
Oil and gas properties - using
 the full-cost method of accounting              6,159,438     6,159,438
  Less accumulated depreciation,
   depletion and amortization                    5,784,800     5,772,800
                                                 ---------     ---------
    Net oil and gas properties                     374,638       386,638
                                                 ---------     ---------
                                              $    549,809       545,215
                                                 =========     =========

  Liabilities and Partners' Equity

Current liability - Distributions payable     $          -           188
                                                 ---------     ---------
Partners' equity:
 General partners                                (621,212)     (621,690)
 Limited partners                                1,171,021     1,166,717
                                                 ---------     ---------
    Total partners' equity                         549,809       545,027
                                                 ---------     ---------
                                              $    549,809       545,215
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001       2000
                                                          ----       ----
  Revenues

Income from net profits interests                   $   169,479    111,553
Interest                                                    834        556
                                                        -------    -------
                                                        170,313    112,109
                                                        -------    -------
  Expenses

General and administrative                               28,531     28,770
Depreciation, depletion and amortization                 12,000     11,000
                                                        -------    -------
                                                         40,531     39,770
                                                        -------    -------
Net income                                          $   129,782     72,339
                                                        =======    =======

Net income allocated to:

 Managing General Partner                           $    11,680      6,511
                                                        =======    =======
 General partner                                    $     1,298        723
                                                        =======    =======
 Limited partners                                   $   116,804     65,105
                                                        =======    =======
  Per limited partner unit                          $     15.58      8.68
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2001       2000
                                                          ----       ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   185,406     98,851
 Cash paid to suppliers                                (53,257)   (31,865)
 Interest received                                          834        556
                                                       --------    -------
 Net cash provided by operating activities              132,983     67,542
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                            (125,207)   (49,941)
                                                       --------    -------

Net increase in cash and cash equivalents                 7,776     17,601

 Beginning of period                                     43,322     44,339
                                                       --------    -------
 End of period                                      $    51,098     61,940
                                                       ========    =======

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund V

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2001       2000
                                                          ----       ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   129,782     72,339

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               12,000     11,000
  Decrease (increase) in receivables                     15,927   (12,702)
  Decrease in payables                                 (24,726)    (3,095)
                                                        -------    -------
Net cash provided by operating activities           $   132,983     67,542
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              2001      2000     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $  26.39     27.31      (3%)
Average price per mcf of gas              $   6.93      3.17      119%
Oil production in barrels                    4,400     5,000     (12%)
Gas production in mcf                       23,400    26,200     (11%)
Income from net profits interests         $169,479   111,553       52%
Partnership distributions                 $125,000    50,000      150%
Limited partner distributions             $112,500    45,000      150%
Per unit distribution to limited
 partners                                 $  15.00      6.00      150%
Number of limited partner units              7,499     7,499

Revenues

The Partnership's income from net profits interests increased to $169,479 from $111,553 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 52%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 3%, or $.92 per barrel, resulting in a decrease of approximately $4,000 in income from net profits interests. Oil sales represented 42% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 62% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 119%, or $3.76 per mcf, resulting in an increase of approximately $88,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $84,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 12% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $16,400 in income from net profits interests.

    Gas production decreased approximately 2,800 mcf or 11% during the same period, resulting in a decrease of approximately $8,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $25,300.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $700 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Costs and Expenses

Total costs and expenses increased to $40,531 from $39,770 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 2%. The increase is the result of higher depletion, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense increased to $12,000 for the quarter ended March 31, 2001 from $11,000 for the same period in 2000. This represents an increase of 9%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $133,000 in the quarter ended March 31, 2001 as compared to approximately $67,500 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used by financing activities were approximately $125,200 in the quarter ended March 31, 2001 as compared to approximately 50,000 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $125,000 of which $112,500 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $15.00. Total distributions during the quarter ended March 31, 2000 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $6.00.

The  source  for  the  2001  distributions of  $125,000  was  oil  and  gas
operations  of  approximately  $133,000,  resulting  in  excess  cash   for
contingencies  or  subsequent  distributions.   The  source  for  the  2000
distributions of $50,000 was oil and gas operations of approximately $67,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,763,543 have been made to the partners. As of March 31, 2001, $6,970,820 or $929.57 per limited partner unit has been distributed to the limited partners, representing an 93% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $175,200 in working
capital.   The  Managing  General Partner knows of no  unusual  contractual commitments.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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


Date:  May 15, 2001