Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2001-08-01
CIK 782149

6 of 6

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Cash and equivalents                          $     42,513        43,322
Receivable from Managing General Partner           124,527       115,255
                                                 ---------     ---------
    Total current assets                           167,040       158,577
                                                 ---------     ---------
Oil and gas properties - using
 the full-cost method of accounting              6,159,438     6,159,438
  Less accumulated depreciation,
   depletion and amortization                    5,806,800     5,772,800
                                                 ---------     ---------
    Net oil and gas properties                     352,638       386,638
                                                 ---------     ---------
                                              $    519,678       545,215
                                                 =========     =========

  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distributions payable     $         34           188
                                                 ---------     ---------
Partners' equity:
 General partners                                (624,228)     (621,690)
 Limited partners                                1,143,872     1,166,717
                                                 ---------     ---------
    Total partners' equity                         519,644       545,027
                                                 ---------     ---------
                                              $    519,678       545,215
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                    ----      ----        ----      ----

  Revenues
  --------
Income from net profits
 interests                    $   119,795    111,130    289,275    222,683
Interest                              817        885      1,651      1,441
                                  -------    -------    -------    -------
                                  120,612    112,015    290,926    224,124
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         28,779     32,977     57,309     61,747
Depreciation, depletion and
 amortization                      22,000      4,000     34,000     15,000
                                  -------    -------    -------    -------
                                   50,779     36,977     91,309     76,747
                                  -------    -------    -------    -------
Net income                    $    69,833     75,038    199,617    147,377
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     6,286      6,754     17,966     13,264
                                  =======    =======    =======    =======
 General Partner              $       697        750      1,996      1,474
                                  =======    =======    =======    =======
 Limited Partners             $    62,850     67,534    179,655    132,639
                                  =======    =======    =======    =======
  Per limited partner unit    $      8.38      9.01       23.96     17.69
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                          ----      ----

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   311,314    176,350
 Cash paid to suppliers                                (88,620)   (55,662)
 Interest received                                        1,651      1,441
                                                       --------   --------
  Net cash provided by operating activities             224,345    122,129
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (225,154)   (99,968)
                                                       --------   --------
Net (decrease) increase in cash and cash
 equivalents                                              (809)     22,161

 Beginning of period                                     43,322     44,339
                                                       --------   --------
 End of period                                      $    42,513     66,500
                                                       ========   ========

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   199,617    147,377

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               34,000     15,000
  Decrease (increase) in receivables                     22,039   (46,333)
  (Decrease) increase in payables                      (31,311)      6,085
                                                        -------    -------
Net cash provided by operating activities           $   224,345    122,129
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based  on  current  conditions,  management  anticipates  performing   some
workovers during 2001. The Partnership could possibly experience a normal decline of 11% a year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.01      27.75      (3%)
verage price per mcf of gas              $     4.63       4.47        4%
Oil production in barrels                     4,600      4,800      (4%)
Gas production in mcf                        25,700     24,600        4%
Income from net profits interests        $  119,795    111,130        8%
Partnership distributions                $  100,000     50,000      100%
Limited partner distributions            $   90,000     45,000      100%
Per unit distribution to limited
 partners                                $    12.00       6.00      100%
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests increased to $119,795 from $111,130 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 8%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 3%, or $.74 per barrel, resulting in a decrease of approximately $3,400 in income from net profits interests. Oil sales represented 51% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 55% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased by 4% or $.16 per mcf, resulting in an increase of approximately $4,100 in income from net profits interest.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 4% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $5,600 in income from net profits interests.

    Gas production increased approximately 1,100 mcf or 4% during the same period, resulting in an increase of approximately $4,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $700.

3.  Lease   operating  costs  and  production  taxes  were  8%  lower,   or
    approximately $11,700 less during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $50,779 from $36,977 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 37%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 13% or approximately $4,200 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The decrease in general and administrative cost is due primarily to the timing of billing of postage to the partnership for right of presentment packages.

2. Depletion expense increased to $22,000 for the quarter ended June 30, 2001 from $4,000 for the same period in 2000. This represents an increase of 450%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.60      27.86      (1%)
Average price per mcf of gas             $     5.61       4.00       40%
Oil production in barrels                     9,300      9,800      (5%)
Gas production in mcf                        49,100     50,800      (3%)
Income from net profits interests        $  289,275    222,683       30%
Partnership distributions                $  225,000    100,000      125%
Limited partner distributions            $  202,500     90,000      125%
Per unit distribution to limited
 partners                                $    27.00      12.00      125%
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests increased to $289,275 from $222,683 for the six months ended June 30, 2001 and 2000, respectively, an increase of 30%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 1%, or $.26 per barrel, resulting in a decrease of approximately $2,400 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the six months ended June 30, 2001 as compared to 57% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $1.61 per mcf, resulting in an increase of approximately $79,100 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $76,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 5% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $13,900 in income from net profits interests.

    Gas production decreased approximately 1,700 mcf or 3% during the same period, resulting in a decrease of approximately $6,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $20,700.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $11,000 less during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $91,309 from $76,747 for the six months ended June 30, 2001 and 2000, respectively, an increase of 19%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $4,400 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $34,000 for the six months ended June 30, 2001 from $15,000 for the same period in 2000. This represents an increase of 127%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $224,300 in the six months ended June 30, 2001 as compared to approximately $122,100 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was operations.

Cash flows used in financing activities were approximately $225,200 in the six months ended June 30, 2001 as compared to approximately $100,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $27.00. Total distributions during the six months ended June 30, 2000 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $12.00.

The sources for the 2001 distributions of $225,000 were oil and gas operations of approximately $224,300, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $100,000 were oil and gas operations of approximately $122,100, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,863,543 have been made to the partners. As of June 30, 2001, $7,060,820 or $941.57 per limited partner unit has been distributed to the limited partners, representing an 94% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $167,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

             (a)        Reports on Form 8-K:

                           No reports on Form 8-
             K were filed during the quarter ended June 30, 2001.

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


Date:  August 15, 2001