Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2001-11-13
CIK 782149

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------

Cash and equivalents                          $     64,557        43,322
Receivable from Managing General Partner            28,340       115,255
                                                 ---------     ---------
    Total current assets                            92,897       158,577
                                                 ---------     ---------
Oil and gas properties - using
 the full-cost method of accounting              6,159,438     6,159,438
  Less accumulated depreciation,
   depletion and amortization                    5,844,800     5,772,800
                                                 ---------     ---------
    Net oil and gas properties                     314,638       386,638
                                                 ---------     ---------
                                              $    407,535       545,215
                                                 =========     =========

Liabilities and Partners' Equity
--------------------------------
Current liability - Distributions payable     $        103           188
                                                 ---------     ---------
Partners' equity:
 General partners                                (635,450)     (621,690)
 Limited partners                                1,042,882     1,166,717
                                                 ---------     ---------
    Total partners' equity                         407,432       545,027
                                                 ---------     ---------
                                              $    407,535       545,215
                                                 =========     =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------

Income from net profits
 interests                    $ (45,452)    92,641     243,822   315,325
Interest                             417       665       2,068     2,106
                                 -------   -------     -------   -------
                                (45,035)    93,306     245,890   317,431
                                 -------   -------     -------   -------
Expenses
--------

General and administrative        29,176    28,298      86,485    90,045
Depreciation, depletion and
 amortization                     38,000     9,000      72,000    24,000
                                 -------   -------     -------   -------
                                  67,176    37,298     158,485   114,045
                                 -------   -------     -------   -------
Net income (loss)             $(112,211)    56,008      87,405   203,386
                                 =======   =======     =======   =======

Net income (loss) allocated to:

 Managing General Partner     $ (10,098)     5,042       7,866    18,305
                                 =======   =======     =======   =======
 General Partner              $  (1,123)       559         874     2,034
                                 =======   =======     =======   =======
 Limited Partners             $(100,990)    50,407      78,665   183,047
                                 =======   =======     =======   =======
  Per limited partner unit    $  (13.47)      6.72       10.49     24.41
                                 =======   =======     =======   =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  330,282    236,460
 Cash paid to suppliers                              (86,030)   (73,185)
 Interest received                                      2,068      2,106
                                                      -------    -------
  Net cash provided by operating
   activities                                         246,320    165,381
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (225,085)  (164,896)
                                                      -------    -------
Net increase in cash and cash equivalents              21,235        485

 Beginning of period                                   43,322     44,339
                                                      -------    -------
 End of period                                     $   64,557     44,824
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $   87,405    203,386

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              72,000     24,000
 Decrease (increase) in receivables                    86,460   (78,865)
 Increase in payable                                      455     16,860
                                                      -------    -------
Net cash provided by operating activities          $  246,320    165,381
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 8% to 10% a year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   25.26    29.95    (16%)
Average price per mcf of gas               $    2.80     5.40    (48%)
Oil production in barrels                      3,450    5,000    (31%)
Gas production in mcf                         24,700   26,800     (8%)
Income from net profits interests          $(45,452)   92,641   (149%)
Partnership distributions                  $       -   65,000   (100%)
Limited partner distributions              $       -   58,500   (100%)
Per unit distribution to limited partners  $       -     7.80   (100%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $(45,452) from $92,641 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 149%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 16%, or $4.69 per barrel, resulting in a decrease of approximately $16,200 in income from net profits interests. Oil sales represented 56% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 51% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 48%, or $2.60 per mcf, resulting in a decrease of approximately $64,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $80,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,550 barrels or 31% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $46,400 in income from net profits interests.

    Gas production decreased approximately 2,100 mcf or 8% during the same period, resulting in a decrease of approximately $11,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $57,700. The decrease in oil production is due to several small wells experiencing steep declines.

3.  Lease   operating  costs  and  production  taxes  was  2%  higher,   or
    approximately $2,900 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $67,176 from $37,298 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 80%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $900 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $38,000 for the quarter ended September 30, 2001 from $9,000 for the same period in 2000. This represents an increase of 322%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.  General Comparison of the Nine Month Periods Ended September 30, 2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   26.91    28.54     (6%)
Average price per mcf of gas               $    4.64     4.28       8%
Oil production in barrels                     11,700   14,200    (18%)
Gas production in mcf                         73,500   77,200     (5%)
Income from net profits interests          $ 243,822  315,325    (23%)
Partnership distributions                  $ 225,000  165,000      36%
Limited partner distributions              $ 202,500  148,500      36%
Per unit distribution to limited partners  $   27.00    19.80      36%
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $243,822 from $315,325 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 23%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 6%, or $1.63 per barrel, resulting in a decrease of approximately $19,100 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 55% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.36 per mcf, resulting in an increase of approximately $26,500 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $7,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,500 barrels or 18% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $71,400 in income from net profits interests.

    Gas production decreased approximately 3,700 mcf or 5% during the same period, resulting in a decrease of approximately $15,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $87,200. The decrease in oil production is due to several small well experiencing steep declines.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $8,100 less during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $158,485 from $114,045 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 39%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $3,600 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $72,000 for the nine months ended September 30, 2001 from $24,000 for the same period in 2000. This represents an increase of 200%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $246,300 in the nine months ended September 30, 2001 as compared to approximately $165,400 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was operations.

Cash flows used in financing activities were approximately $225,100 in the nine months ended September 30, 2001 as compared to approximately $165,000 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $27.00. Total distributions during the nine months ended September 30, 2000 were $165,000 of which $148,500 was distributed to the limited partners and $16,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $19.80.

The sources for the 2001 distributions of $225,000 were oil and gas operations of approximately $246,300, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2000 distributions of $165,000 were oil and gas operations of approximately $165,400, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,863,543 have been made to the partners. As of September 30, 2001, $7,060,820 or $941.57 per limited partner unit has been distributed to the limited partners, representing an 94% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $92,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                   Southwest Royalties, Inc. Income Fund V
                                   a Tennessee limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
                                        and Chief Financial Officer
Date:     November 14, 2001