Form 10-K
period 2001-12-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2002-04-11
CIK 782149

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

The total number of pages contained in this report is 51 The exhibit index is found on page 46

                            Table of Contents

Item                                                                  Page

                                  Part I

 1.   Business                                                           3

 2.   Properties                                                         6

 3.   Legal Proceedings                                                  8

 4.   Submission of Matters to a Vote of Security Holders                8

                                 Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                                9

 6.   Selected Financial Data                                           10

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     11

 8.   Financial Statements and Supplementary Data                       19

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                            34

                                 Part III

10.   Directors and Executive Officers of the Registrant                35

11.   Executive Compensation                                            37

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                    37

13.   Certain Relationships and Related Transactions                    39

                                 Part IV

14.   Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                                          40

      Signatures                                                        45

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  89  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. Effective December 31, 2001, Mr. Wommack sold his general partner interest to the Managing General Partner. The Partnership has no employees.

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

For nearly nine months, despite the fears of a global recession, crude oil prices held steady between $26 and $28 per barrel due in part to a series of OPEC and non-OPEC production cuts. Then, following what has become known simply as "9-11", crude prices plunged immediately to $22 and gradually fell to below $18 per barrel. Slower demand across the U.S. caused by the threat of recession and warmer than expected weather also led to declining prices in the latter half of 2001. However, the oil cartel and other non-member countries agreed for the fourth time since February to curb output in an effort to stabilize prices. Crude oil contracts trading on the NYMEX closed the year at approximately $20 per barrel.

Spot prices in 2001 climbed to their highest levels ever, with the yearly average price nationwide reaching $4.14/MMBtu, up 9.77% from the 2000 average of $3.77/MMBtu. Prices reached their zenith in the first quarter of 2001 before beginning a steady decline throughout the remainder of the year. The terrorist attacks of September 11 knocked the New York
Mercantile Exchange out of the market for several days and shook the spot marketplace into a maintenance mode. As companies measured the impact of the attacks on the U.S. economy, spot prices deteriorated further. In the fourth quarter, prices bottomed out for the year with the three-month average falling to $2.31/MMBtu. As for 2002, record-high storage levels and the expectation of a flat economy through the first half of the year are leading industry experts to predict prices to average $2.05/MMBtu, remaining above the $2.00 per MMBtu level for a 5th consecutive year.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil        Gas
                    2001         48%        52%
                    2000         53%        47%
                    1999         56%        44%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 77% of the Partnership's total oil and gas production during 2001: Duke Energy Field Services for 33%, Plains Marketing, LP for 28% and Sid Richardson Energy Services for 16%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2000: Phillips 66 Company for 34%, Plain Marketing LP for 32% and Vintage Petroleum, Inc. for 10%. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 28%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2001, there were 89 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2001, the Partnership possessed an interest in oil and gas properties located in Pottawatomie County, Oklahoma; and Crane, Dawson, Midland, Ward, Winkler and Upton Counties of Texas. These properties consist of various interests in approximately 59 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2001, 2000 and 1999.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased          No. of           Proved Reserves*
Name and Location   and Interest        Wells         Oil (bbls) Gas (mcf)
-----------------   ------------        ------        ---------- ---------
Damson-Rhoda Walker   12/86 at 44%         7           13,000      53,000
Ward County,          to 100% net
Texas                 profits
                      interests

Devonian              5/86 at 28% to       1            4,000      73,000
Midland County,       100% net profits
Texas                 interests

Mewbourne             1/87 at 50% to       7           17,000      99,000
Crane County,         100% net profits
Texas                 interests


Walton Acquisition    12/86 at 22.5% to    6                -      93,000
Winkler County,       40% net profits
Texas                 interests


*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.85 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.70 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 2001, 613.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $350.53 per unit. In 2000, 605.9 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $116.72 per unit. In 1999, 167.7 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $51.12 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2001, there were 559 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined at the sole discretion of the Managing General Partner."

During 2001, quarterly distributions were made totaling $225,000 with $202,500 distributed to the limited partners and $22,500 to the general partners. For the year ended December 31, 2001, distribution of $27.00 per limited partner unit were made based upon 7,499 limited partner units outstanding. During 2000, quarterly distributions were made totaling $250,000, with $225,000 distributed to the limited partners and $25,000 to the general partners. For the year ended December 31, 2000, distributions of $30.00 per limited partner unit were made, based upon 7,499 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $50,000, with $45,000 distributed to the limited partners and $5,000 to the general partners. For the year ended December 31, 1999, distributions of $6.00 per limited partner unit were made, based upon 7,499 limited partner units outstanding. The decline in distributions experienced in 1998 continued into 1999 with a small recovery in the fourth quarter.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                   ----------------------------------------------------------
                       2001       2000        1999      1998        1997
                       ----       ----        ----      ----        ----
Revenues          $  240,889     393,888    279,250   123,887     397,117

Net income (loss)     33,430     254,351    117,488 (724,042)     102,274

Partners' share
 of net income
                  (loss):

                   General partners            3,343    25,435       11,749
(72,404)          10,228

                   Limited partners           30,087   228,916      105,739
(651,638)         92,046

Limited partners'
 net income (loss)
                   per  unit          4.01      30.53      14.10    (86.90)
12.27

Limited partners'
 cash distributions
                   per  unit         27.00      30.00      6.00       12.54
42.97

Total assets      $  353,457     545,215    540,747   473,384   1,301,730

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

Development drilling and workovers may be performed to increase production in the years 2002 and 2003. The partnership may have a slight increase in production volumes for the years 2002 and 2003, but thereafter, the partnership will most likely experience the historical production decline of 11% per year.

Critical Accounting Policies
Full cost ceiling calculations The Partnership follows the full cost method of accounting for its oil and gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet.
If the Partnership's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are prepared by outside consultants.

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of DD&A.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil           $    24.75    29.18    (15%)
Average price per mcf of gas              $     4.23     4.56     (7%)
Oil production in barrels                     14,900   17,600    (15%)
Gas production in mcf                         94,200  100,600     (6%)
Income from net profits interests         $  238,680  390,786    (39%)
Partnership distributions                 $  225,000  250,000    (10%)
Limited partner distributions             $  202,500  225,000    (10%)
Per unit distribution to limited partners $    27.00    30.00    (10%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $238,680 from $390,786 for the years ended December 31, 2001 and 2000, respectively, a decrease of 39%. The principal factors affecting the comparison of the years ended December 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 2001 as compared to the year ended December 31, 2000 by 15%, or $4.43 per barrel, resulting in a decrease of approximately $66,000 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the year ended December 31, 2001 as compared to 53% during the year ended December 31, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 7%, or $.33 per mcf, resulting in a decrease of approximately $31,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $97,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,700 barrels or 15% during the year ended December 31, 2001 as compared to the year ended December 31, 2000, resulting in a decrease of approximately $78,800 in income from net profits interests.

    Gas production decreased approximately 6,400 mcf or 6% during the same period, resulting in a decrease of approximately $29,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $108,000.

3.  Lease   operating  costs  and  production  taxes  were  9%  lower,   or
    approximately $52,900 less during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Costs and Expenses

Total costs and expenses increased to $207,459 from $139,537 for the years ended December 31, 2001 and 2000, respectively, an increase of 49%. The increase is the result of higher depletion expense, partially offset by a decrease general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,100 during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

2. Depletion expense increased to $92,000 for the year ended December 31, 2001 from $22,000 for the same period in 2000. This represents an increase of 318%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The major factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $60,000 as of December 31, 2000.

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

3. Depletion expense decreased to $22,000 for the year ended December 31, 2000 from $44,000 for the same period in 1999. This represents a decrease
   of  50%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000.

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2001, 2000 and 1999 was $33,430, $254,351 and $117,488, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2001, 2000 and 1999 would have been $125,430, $276,351 and
$161,488, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2001, 2000 and 1999 were $225,000, $250,000 and
$50,000, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 2001, 2000 and 1999.

The sources for the 2001 distributions of $225,000 were oil and gas operations of approximately $246,500, resulting in excess cash for
contingencies  or  subsequent  distributions.  The  source  for  the   2000
distributions of $250,000 were oil and gas operations of approximately $248,900, with the balance from available cash on hand at the beginning of the period. The sources for the 1999 distributions of $50,000 were oil and gas operations of approximately $81,700, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the same period was $27.00. Total distributions during the year ended December 31, 2000 were $250,000 of which $225,000 was distributed to the limited partners and $25,000 to the general partners. The per unit distribution to limited partners during the same period was $30.00. Total distributions during the year ended December 31, 1999 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the same period was $6.00.

Since inception of the Partnership, cumulative monthly cash distributions of $7,863,543 have been made to the partners. As of December 31, 2001, $7,060,820 or $941.57 per limited partner unit, has been distributed to the limited partners, representing an 94% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $246,500 in 2001 compared to $248,900 in 2000 and approximately $81,700 in 1999. The primary source of the 2001 cash flow from operating activities was profitable operations.

The Partnership had no cash flows from investing activities in 2001, 2000 and 1999.

Cash flows used in financing activities were approximately $225,500 in 2001 compared to $249,900 in 2000 and approximately $50,100 in 1999. The only use in financing activities was the distributions to partners.

As of December 31, 2001, the Partnership had approximately $58,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - MD&A

The Partnership accrued an oil and gas revenue receivable (included in the payable to the Managing General Partner) of $67,164 at December 31, 2001, and recognized a net loss in the fourth quarter of 2001 on an accrual basis for its net profits interest in oil and gas properties. Cash distributions of the net profits interest are based on actual cash received from the underlying oil and gas properties, net of expenses incurred during that quarterly period. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter no net cash is due to the Partnership's net profits interest until the deficit is recovered from future net profits. Future cash distributions to the Partnership are dependent on a positive quarterly net profits calculation on the underlying properties, which differs from the calculation on an accrual basis.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                      Page

Independent Auditors Report                                            20

Balance Sheets                                                         21

Statements of Operations                                               22

Statement of Changes in Partners' Equity                               23

Statements of Cash Flows                                               24

Notes to Financial Statements                                          26

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties, Inc. Income Fund V
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund V (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund V as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 10, 2002

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 2001 and 2000


                                                      2001          2000
                                                      ----          ----
  Assets
  -------

Current assets:
 Cash and cash equivalents                   $        64,290       43,322
 Receivable from Managing General Partner                  -      115,255
 Distribution receivable                                 304            -

---------                                    ---------
                                                 Total    current    assets
64,594                                       158,577

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         6,159,438    6,159,438
  Less accumulated depreciation,
                                               depletion  and  amortization
5,864,800                                    5,772,800

---------                                    ---------
                                              Net  oil  and gas  properties
294,638                                      386,638

---------                                    ---------
                                                                          $
359,232                                      545,215

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liabilities:
 Distribution payable                        $             -          188
 Payable to Managing General Partner                   5,775            -

---------                                    ---------
                                               Total   current  liabilities
5,775                                        188

---------                                    ---------
Partners' equity:
 General partners                                  (640,847)    (621,690)
 Limited partners                                    994,304    1,166,717

---------                                    ---------
                                                Total    partners'   equity
353,457                                      545,027

---------                                    ---------
                                                                          $
359,232                                      545,215

=========                                    =========

















                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 2001, 2000 and 1999


                                                             2001      2000
1999
                                                             ----      ----
----
  Revenues
  --------

Income from net profits interests         $    238,680   390,786  278,643
Interest                                         2,209     3,102      607
                                                                    -------
-------                                   -------
                                                                    240,889
393,888                                   279,250
                                                                    -------
-------                                   -------
  Expenses
  --------

General and administrative                     115,459   117,537  117,762
Depreciation, depletion and amortization        92,000    22,000   44,000
                                                                    -------
-------                                   -------
                                                                    207,459
139,537                                   161,762
                                                                    -------
-------                                   -------
Net income                                $     33,430   254,351  117,488
                                                                    =======
=======                                   =======
Net income allocated to:

 Managing General Partner                 $      3,009    22,892   10,574
                                                                    =======
=======                                   =======
 General partner                          $        334     2,543    1,175
                                                                    =======
=======                                   =======
 Limited partners                         $     30,087   228,916  105,739
                                                                    =======
=======                                   =======
  Per limited partner unit                $       4.01     30.53    14.10
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2001, 2000 and 1999


                                                      General     Limited
                                                       Partners    Partners
Total
                                                       --------    --------
-----
Balance at December 31, 1998         $   (628,874)  1,102,062     473,188

 Net income                                 11,749    105,739     117,488

 Distributions                             (5,000)   (45,000)    (50,000)
                                                                   --------
---------                            ---------
Balance at December 31, 1999             (622,125)  1,162,801     540,676

 Net income                                 25,435    228,916     254,351

 Distributions                            (25,000)  (225,000)   (250,000)
                                                                   --------
---------                            ---------
Balance at December 31, 2000             (621,690)  1,166,717     545,027

 Net income                                  3,343     30,087      33,430

 Distributions                            (22,500)  (202,500)   (225,000)
                                                                   --------
---------                            ---------
Balance at December 31, 2001         $   (640,847)    994,304     353,457
                                          ========  =========   =========
































                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2001, 2000 and 1999


                                                             2001      2000
1999
                                                             ----      ----
----
Cash flows from operating activities:

 Cash received from net profits interests $    353,842   330,342  221,934
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(109,591)                                 (84,578)(140,862)
 Interest received                               2,209     3,102      607
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              246,460  248,866
81,679
                                                                   --------
--------                                  --------
Cash used in financing activities:

 Distributions to partners                   (225,492) (249,883) (50,125)
                                                                   --------
--------                                  --------
Net increase (decrease) in cash and
 cash equivalents                               20,968   (1,017)   31,554

 Beginning of year                              43,322    44,339   12,785
                                                                   --------
--------                                  --------
 End of year                              $     64,290    43,322   44,339
                                                                   ========
========                                  ========


(continued)






























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2001, 2000 and 1999


                                                             2001      2000
1999
                                                             ----      ----
----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                $     33,430   254,351  117,488

Adjustments to reconcile net income to
 net cash provided by operating activities:

   Depreciation, depletion and amortization                92,000    22,000
44,000
  Decrease (increase) in receivables           115,162  (60,444) (56,709)
  Increase (decrease) in payables                5,868    32,959 (23,100)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    246,460   248,866   81,679
                                                                    =======
=======                                   =======





































                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Royalties, Inc. Income Fund V was organized under the laws of the state of Tennessee on May 1, 1986, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner and H. H. Wommack, III, as the individual general partner. Effective December 31, 2001, Mr. Wommack sold his general partner interest to the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2001, 2000 and 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnerships depletion calculation and full-cost ceiling test for oil and gas properties uses oil and gas reserves estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2001, 2000 and 1999, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2001 and 2000 is $528,389 and $522,470, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2001, 2000 and 1999, there were 7,499 limited partner units outstanding held by 559, 624 and 691 partners.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies- continued

     Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

     On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

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

     As of December 31, 2001, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $96,500, $100,700 and $92,200 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $5,400, $24,800 and $47,000 for the years ended December 31, 2001,
     2000 and 1999, respectively.

     Southwest Royalties, Inc., the Managing General Partner, was paid $109,200 during 2001, 2000 and 1999, as an administrative fee, for indirect general and administrative overhead expenses.

     (Payable) Receivables (to) from Southwest Royalties, Inc., the Managing General Partner, of $(5,775) and $115,255 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2001 and 2000, respectively.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

5.   Related Party Transactions - continued
     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $900, $1,200 and $800 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 77% of the Partnership's total oil and gas production during 2001: Duke Energy Field Services for 33%, Plains Marketing, LP for 28% and Sid Richardson Energy Services for 16%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2000: Phillips 66 Company for 34%, Plain Marketing LP for 32% and Vintage Petroleum, Inc. for 10%. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999: Scurlock Permian Corporation for 28%, Phillips 66 Company for 26% and Vintage Petroleum Inc. for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:


                                                                 Oil (bbls)
Gas (mcf)
                                                                 ----------
---------
     Proved developed and undeveloped reserves -

     January 1, 1999                                78,000       531,000

       Revisions of previous estimates             103,000       774,000
       Production                                 (22,000)     (125,000)
                                                   -------     ---------
     December 31, 1999                             159,000     1,180,000

       Revisions of previous estimates              22,000       139,000
       Production                                 (18,000)     (101,000)
                                                   -------     ---------
     December 31, 2000                             163,000     1,218,000

       Revisions of previous estimates           (102,000)     (760,000)
       Production                                 (15,000)      (94,000)
                                                   -------     ---------
     December 31, 2001                              46,000       364,000
                                                   =======     =========

     Proved developed reserves -

     December 31, 1999                             134,000     1,093,000
                                                   =======     =========
     December 31, 2000                             145,000     1,169,000
                                                   =======     =========
     December 31, 2001                              36,000       324,000
                                                   =======     =========

     All of the Partnership's reserves are located within the continental United States.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited)- continued
     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.85 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.70 per Mcf.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001, 2000 and 1999 is presented below:

                                              2001      2000         1999
                                              ----      ----         ----

     Future cash inflows, net of
       production and development
      costs                             $    641,000  8,866,000  2,662,000
     10% annual discount for
       estimated timing of cash
      flows                                  187,000  4,082,000    938,000
                                           ---------  ---------  ---------
     Standardized measure of
       discounted future net cash
      flows                             $    454,000  4,784,000  1,724,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              2001        2000        1999
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (239,000)  (391,000)  (279,000)
      Changes in prices and production costs         (4,614,000)  2,996,000
373,000
     Changes of production rates
       (timing) and other                  1,017,000  (308,000)      7,000
     Revisions of previous
       quantities estimates                (972,000)    591,000  1,125,000
     Accretion of discount                   478,000    172,000     45,000
     Discounted future net
       cash flows -
      Beginning of year                    4,784,000  1,724,000    453,000
                                           ---------  ---------  ---------
      End of year                       $    454,000  4,784,000  1,724,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2001:
     Total revenues           $  170,313    120,612  (45,035)     (5,001)
     Total expenses               40,531     50,779    67,176      48,973
     Net income (loss)           129,782     69,833 (112,211)    (53,974)
     Net income (loss) per limited
      partners unit                15.58       8.38    (13.47)     (6.48)

  2000:
     Total revenues           $  112,109    112,015    93,306      76,458
     Total expenses               39,770     36,977    37,298      25,492
     Net income                   72,339     75,038    56,008      50,965
     Net income per limited
      partners unit                 8.68       9.01      6.72        6.12


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

     Name                   Age                    Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      46     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              45          Secretary and Director

Bill E. Coggin                          47     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            43          Vice President, Marketing

Paul L. Morris              60          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 44, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 46, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $109,200 during 2001, 2000 and 1999 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 2,848.1 limited partner units, a 38.0% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 43.2%.

No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest in the Partnership as a general partner. The Managing General Partner as of December 31, 2001, repurchased the one percent interest owned by Mr. Wommack for approximately $29,186. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     38.0%
                      Interest                     Managing General Partner
2,848.1 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   38.0%
                      Interest                      Chairman of the  Board,
2,848.1 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   38.0%
                     Interest                     Secretary and Director of
2,848.1 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   38.0%
                     Interest                     Vice President and CFO of
2,848.1 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   38.0%
                     Interest                     Vice President, Marketing
2,848.1 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   38.0%
                      Interest                      Director  of  Southwest
2,848.1 Units
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

Item 13.  Certain Relationships and Related Transactions

In   2001,   the   Managing  General  Partner  received  $109,200   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, which was paid approximately $96,500 for administrative overhead attributable to operating such properties during 2001.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $5,400 for the year ended December 31, 2001.

The law firm of Baker, Donelson, Bearman & Caldwell of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Baker, Donelson, Bearman & Caldwell to the Partnership during 2001 were approximately $900, which constitutes an immaterial portion of that firm's business.

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

                                          (q)  Seventeenth Amendment to the
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated April 22, 1993. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 3 1, 1993.)

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

                          (jj) Thirty Sixth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated February 20, 2001. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 2001.)

                          (kk) Thirty Seventh Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated July 16, 2001. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 2001.)

                  99 Limited Partners as of February 20, 2001
                     Limited Partners as of July 16, 2001

     (b)  Reports on Form 8-K
                There were no reports filed on Form 8-K during the quarter ended December 31, 2001.

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


                          Date:  April 11, 2002


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


Date:  April 11, 2002


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  April 11, 2002

                              Exhibit Index


Item No.     Description                                           Page No.

14(a)(3)     Exhibit 4(jj):  Thirty Sixth Amendment to the          47
             Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
             February 20, 2001.

                  Exhibit 4(kk):  Thirty Seventh Amendment to the       49
                  Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
                  July 16, 2001.

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

          THIRTY-SIXTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Sixth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 31st day of December, 2000, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Witness my hand and seal at office, on this the 20th day of February, 2001.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

My commission expires:
08/30/03

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

         THIRTY-SEVENTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Seventh Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 30th day of June, 2001, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner")(the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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


               GENERAL PARTNERS:

               By:  /s/ H. H. Wommack, III
                    -----------------------------------
                    H. H. Wommack, III, General Partner

               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner

               By:  /s/ H. H. Wommack, III
                    -----------------------------------
                    H. H. Wommack, III, President

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

               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner

               By:  /s/ H. H. Wommack, III
                    -----------------------------------

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

Witness my hand and seal at office, on this the 16th day of July, 2001.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

My commission expires:
8/30/03

                        AMENDMENTS FOLLOW AS EX-99