Form 10-Q
period 2002-03-21
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2002-05-15
CIK 782149

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                 March 31,    December 31,
                                                    2002          2001
                                                    ----          ----
                                                (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $         7,465       64,290
 Receivable from Managing General Partner             18,573            -
 Distribution receivable                                 304          304

---------                                    ---------
                                                 Total    current    assets
26,342                                       64,594

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         6,159,438    6,159,438
  Less accumulated depreciation,
                                               depletion  and  amortization
5,873,800                                    5,864,800

---------                                    ---------
                                              Net  oil  and gas  properties
285,638                                      294,638

---------                                    ---------
                                                                          $
311,980                                      359,232

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability:
 Payable to Managing General Partner         $             -        5,775

---------                                    ---------
                                               Total   current  liabilities
- 5,775

---------                                    ---------
Partners' equity:
 General partners                                  (644,995)    (640,847)
 Limited partners                                    956,975      994,304

---------                                    ---------
                                                Total    partners'   equity
311,980                                      353,457

---------                                    ---------
                                                                          $
311,980                                      359,232

=========                                    =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002       2001
                                                          ----       ----
  Revenues
  --------

Income from net profits interests                   $   (3,422)    169,479
Interest                                                     13        834
                                                        -------    -------
                                                        (3,409)    170,313
                                                        -------    -------
  Expenses
  --------

General and administrative                               29,068     28,531
Depreciation, depletion and amortization                  9,000     12,000
                                                        -------    -------
                                                         38,068     40,531
                                                        -------    -------
Net (loss) income                                   $  (41,477)    129,782
                                                        =======    =======

Net (loss) income allocated to:

 Managing General Partner                           $   (3,733)     11,680
                                                        =======    =======
 General partner                                    $     (415)      1,298
                                                        =======    =======
 Limited partners                                   $  (37,329)    116,804
                                                        =======    =======
  Per limited partner unit                          $    (4.98)     15.58
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2002       2001
                                                          ----       ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $       591    185,406
 Cash paid to suppliers                                (57,429)   (53,257)
 Interest received                                           13        834
                                                       --------    -------
  Net cash (used in) provided by operating activities              (56,825)
132,983
                                                       --------    -------
Cash flows used in financing activities:

 Distributions to partners                                    -  (125,207)
                                                       --------    -------
Net  (decrease) increase in cash and cash equivalents              (56,825)
7,776

 Beginning of period                                     64,290     43,322
                                                       --------    -------
 End of period                                      $     7,465     51,098
                                                       ========    =======

Reconciliation of net (loss) income to net cash provided by (used in) operating activities:

Net (loss) income                                   $  (41,477)    129,782

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                9,000     12,000
  Decrease in receivables                                 4,013     15,927
  Decrease in payables                                 (28,361)   (24,726)
                                                        -------    -------
Net cash (used in) provided by operating activities $  (56,825)    132,983
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2002, and for the three months ended March 31, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Development drilling pursuant to farmout arrangements and workovers may be performed to increase production in the years 2002 and 2003. The partnership may have a slight increase in production volumes for the years 2002 and 2003, but thereafter, the partnership will most likely experience the historical production decline of 11% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended March 31, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              2002      2001     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $  20.44     26.39     (23%)
Average price per mcf of gas              $   2.23      6.93     (68%)
Oil production in barrels                    3,300     4,400     (25%)
Gas production in mcf                       20,700    23,400     (12%)
Income from net profits interests         $(3,422)   169,479    (102%)
Partnership distributions                 $      -   125,000    (100%)
Limited partner distributions             $      -   112,500    (100%)
Per unit distribution to limited
 partners                                 $      -     15.00    (100%)
Number of limited partner units              7,499     7,499

Revenues

The Partnership's income from net profits interests decreased to $(3,422) from $169,479 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 102%. The principal factors affecting the comparison of the quarters ended March 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 by 23%, or $5.95 per barrel, resulting in a decrease of approximately $19,600 in income from net profits interests. Oil sales represented 59% of total oil and gas sales during the quarter ended March 31, 2002 as compared to 42% during the quarter ended March 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 68%, or $4.70 per mcf, resulting in a decrease of approximately $97,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $116,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 25% during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, resulting in a decrease of approximately $29,000 in income from net profits interests.

    Gas production decreased approximately 2,700 mcf or 12% during the same period, resulting in a decrease of approximately $18,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $47,700. The decrease in oil production is due primarily to downtime on one well.

3.  Lease  operating  costs  and  production  taxes  were  8%  higher,   or
    approximately $8,300 more during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

Costs and Expenses

Total costs and expenses decreased to $38,068 from $40,531 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 6%. The decrease is the result of lower depletion, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $500 during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

2. Depletion expense decreased to $9,000 for the quarter ended March 31, 2002 from $12,000 for the same period in 2001. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in the price of gas used to determine the Partnership's reserves for April 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(56,800) in the quarter ended March 31, 2002 as compared to approximately $133,000 in the quarter ended March 31, 2001.

There were no cash flows used in financing activities in the quarter ended March 31, 2002. Cash flows used in financing activities were approximately $125,200 in the quarter ended March 31, 2001.

There were no distributions during the quarter ended March 31, 2002. Total distributions during the quarter ended March 31, 2001 were $125,000 of which $112,500 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $15.00.

The  source  for  the  2001  distributions of  $125,000  was  oil  and  gas
operations  of  approximately  $133,000,  resulting  in  excess  cash   for
contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,863,543 have been made to the partners. As of March 31, 2002, $7,060,820 or $941.57 per limited partner unit has been distributed to the limited partners, representing an 94% return of the capital contributed.

As of March 31, 2002, the Partnership had approximately $26,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the need of the Partnerships.

Liquidity - MD&A

The Partnership accrued an oil and gas revenue receivable (included in the receivable from the Managing General Partner) of $45,314 at March 31, 2002, and recognized a net loss in the first quarter of 2002 on an accrual basis for its net profits interest in oil and gas properties. Cash distributions of the net profits interest are based on actual cash received from the underlying oil and gas properties, net of expenses incurred during that quarterly period. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter no net cash is due to the Partnership's net profits interest until the deficit is recovered from future net profits. Future cash distributions to the Partnership are dependent on a positive quarterly net profits calculation on the underlying properties, which differs from the calculation on an accrual basis.


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

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.The Managing General Partner as of April 19, 2002, successfully completed an exchange of a portion of their bond debt for equity and performed a refinancing of its revolving credit facility.

Recent Accounting Pronouncements

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Assessment by the Managing
General Partner revealed this pronouncement to have no impact on the partnerships.

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


Date:  May 15, 2002