Form 10-Q
period 2002-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2002-08-14
CIK 782149

16 of 17

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                                   June 30,     December 31,
                                                     2002           2001
                                                  ---------     ------------
                                                 (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $         7,473       64,290
 Receivable from Managing General Partner             37,832            -
 Distribution receivable                                 304          304

---------                                    ---------
                                                 Total    current    assets
45,609                                       64,594

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         6,159,438    6,159,438
  Less accumulated depreciation,
                                               depletion  and  amortization
5,882,800                                    5,864,800

---------                                    ---------
                                              Net  oil  and gas  properties
276,638                                      294,638

---------                                    ---------
                                                                          $
322,247                                      359,232

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability:
 Payable to Managing General Partner         $             -        5,775

---------                                    ---------
                                               Total   current  liabilities
- 5,775

---------                                    ---------
Partners' equity:
 General partners                                  (643,968)    (640,847)
 Limited partners                                    966,215      994,304

---------                                    ---------
                                                Total    partners'   equity
322,247                                      353,457

---------                                    ---------
                                                                          $
322,247                                      359,232

=========                                    =========

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                    ----      ----        ----      ----

  Revenues
  --------
Income from net profits
 interests                    $    45,540    119,795     42,118    289,275
Interest                                8        817         21      1,651
Miscellaneous settlement            3,301          -      3,301          -
                                  -------    -------    -------    -------
                                   48,849    120,612     45,440    290,926
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         29,582     28,779     58,650     57,309
Depreciation, depletion and
 amortization                       9,000     22,000     18,000     34,000
                                  -------    -------    -------    -------
                                   38,582     50,779     76,650     91,309
                                  -------    -------    -------    -------
Net income (loss)             $    10,267     69,833   (31,210)    199,617
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $       925      6,286    (2,809)     17,966
                                  =======    =======    =======    =======
 General Partner              $       102        697      (312)      1,996
                                  =======    =======    =======    =======
 Limited Partners             $     9,240     62,850   (28,089)    179,655
                                  =======    =======    =======    =======
  Per limited partner unit    $      1.23      8.38      (3.75)     23.96
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                          ----      ----
Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $    24,770    311,314
 Cash paid to suppliers                                (84,909)   (88,620)
 Interest received                                           21      1,651
 Miscellaneous settlement                                 3,301          -
                                                       --------   --------
  Net cash (used in) provided by
        (56,817)   224,345
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                    -  (225,154)
                                                       --------   --------
Net decrease in cash and cash equivalents              (56,817)      (809)

 Beginning of period                                     64,290     43,322
                                                       --------   --------
 End of period                                      $     7,473     42,513
                                                       ========   ========

Reconciliation of net income (loss) to net cash
 (used in) provided by operating activities:

Net income (loss)                                   $  (31,210)    199,617

Adjustments to reconcile net income (loss) to net cash
 (used in)provided by operating activities:

  Depreciation, depletion and amortization               18,000     34,000
  (Increase) decrease in receivables                   (17,348)     22,039
  Decrease in payables                                 (26,259)   (31,311)
                                                        -------    -------
Net cash (used in) provided by operating activities $  (56,817)    224,345
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


1.   Organization
     Southwest Royalties, Inc. Income Fund V was organized under the laws of the state of Tennessee on May 1, 1986, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

          (2) Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    24.98      27.01      (8%)
Average price per mcf of gas             $     3.33       4.63     (28%)
Oil production in barrels                     2,850      4,600     (38%)
Gas production in mcf                        19,600     25,700     (24%)
Income from net profits interests        $   45,540    119,795     (62%)
Partnership distributions                $        -    100,000    (100%)
Limited partner distributions            $        -     90,000    (100%)
Per unit distribution to limited
 partners                                $        -      12.00    (100%)
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests decreased to $45,540 from $119,795 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 62%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 8%, or $2.03 per barrel, resulting in a decrease of approximately $5,800 in income from net profits interests. Oil sales represented 52% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 51% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased by 28% or $1.30 per mcf, resulting in a decrease of approximately $25,500 in income from net profits interest.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $31,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,750 barrels or 38% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $47,300 in income from net profits interests.

    Gas production decreased approximately 6,100 mcf or 24% during the same period, resulting in a decrease of approximately $28,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $75,500.   The  decrease  in
    production is due to several small wells having a sharp natural decline.

3. Lease operating costs and production taxes were 32% lower, or approximately $43,100 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease in lease operating expense is due to maintenance and repairs on one lease performed during the quarter ended June 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $38,582 from $50,779 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 24%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $800 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. Depletion expense decreased to $9,000 for the quarter ended June 30, 2002 from $22,000 for the same period in 2001. This represents a decrease of 59%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    22.54      27.60     (18%)
Average price per mcf of gas             $     2.76       5.61     (51%)
Oil production in barrels                     6,150      9,300     (34%)
Gas production in mcf                        40,300     49,100     (18%)
Income from net profits interests        $   42,118    289,275     (85%)
Partnership distributions                $        -    225,000    (100%)
Limited partner distributions            $        -    202,500    (100%)
Per unit distribution to limited
 partners                                $        -      27.00    (100%)
Number of limited partner units               7,499      7,499

Revenues

The Partnership's income from net profits interests decreased to $42,118 from $289,275 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 85%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 18%, or $5.06 per barrel, resulting in a decrease of approximately $31,100 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the six months ended June 30, 2002 as compared to 48% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 51%, or $2.85 per mcf, resulting in a decrease of approximately $114,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $146,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,150 barrels or 34% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $86,900 in income from net profits interests.

    Gas production decreased approximately 8,800 mcf or 18% during the same period, resulting in a decrease of approximately $49,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $136,300. The decrease in oil production is due primarily to downtime on one lease during the six months ended June 30, 2002. The decrease in gas production is due to several small wells having a sharp natural decline.

3.  Lease  operating  costs  and  production  taxes  were  14%  lower,   or
    approximately $34,800 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $76,650 from $91,309 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 16%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $1,300 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. Depletion expense decreased to $18,000 for the six months ended June 30, 2002 from $34,000 for the same period in 2001. This represents a decrease of 47%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash  flows  (used in) provided by operating activities were  approximately
$(56,800)   in  the  six  months  ended  June  30,  2002  as  compared   to
approximately $224,300 in the six months ended June 30, 2001.

There were no cash flows used in financing activities in the six months ended June 30, 2002. Cash flows used in financing activities were approximately $225,200 in the six months ended June 30, 2001.

There were no distributions during the six months ended June 30, 2002. Total distributions during the six months ended June 30, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $27.00.

The sources for the 2001 distributions of $225,000 were oil and gas operations of approximately $224,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,863,543 have been made to the partners. As of June 30, 2002, $7,060,820 or $941.57 per limited partner unit has been distributed to the limited partners, representing a 94% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $45,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K


             (a)  Reports on Form 8-K:

              No reports on Form 8-
             K were filed during the quarter ended June 30, 2002.

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


Date:  August 14, 2002