Form 10-Q
period 2002-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2002-11-14
CIK 782149

Page 21 of 21
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 21.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                          September        December
                                             30,             31,
                                             2002            2001
                                         -----------      ---------
                                         (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents            $     7,361          64,290
  Receivable  from  Managing  General      33,784               -
Partner
 Distribution receivable                      425             304
                                         ---------       ---------
   Total current assets                    41,570          64,594
                                         ---------       ---------
Oil  and  gas properties - using  the
full-
 cost method of accounting               6,159,438       6,159,438
  Less accumulated depreciation,
   depletion and amortization            5,889,800       5,864,800
                                         ---------       ---------
    Net oil and gas properties            269,638         294,638
                                         ---------       ---------
                                      $  311,208          359,232
                                         =========       =========

Liabilities and Partners' Equity
--------------------------------

Current   liability  -   distribution $  -                  5,775
payable
                                         ---------       ---------
Partners' equity:
 General partners                        (645,072)       (640,847)
 Limited partners                        956,280          994,304
                                         ---------       ---------
   Total partners' equity                311,208          353,457
                                         ---------       ---------
                                      $  311,208          359,232
                                         =========       =========

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                                 2002      2001       2002     2001
                                 ----      ----       ----     ----
Revenues
--------
Income from net profits      $ 25,714    (45,452)   67,832    243,822
interests
Interest                       8             417    29         2,068
Miscellaneous settlement       -               -    3,301          -
                               -------   -------    -------   -------
                               25,722    (45,035)   71,162    245,890
                               -------   -------    -------   -------

Expenses
--------
General and administrative     29,761     29,176     88,411   86,485
Depreciation, depletion and
 amortization                  7,000      38,000     25,000   72,000
                               -------   -------    -------   -------
                               36,761     67,176              158,485
                                                    113,411
                               -------   -------    -------   -------
Net income (loss)            $ (11,039)  (112,211             87,405
                                         )          (42,249)
                               =======   =======    =======   =======

Net income (loss) allocated
to:

Managing General Partner     $ (1,104)   (10,098)   (4,225)    7,866
                               =======   =======    =======   =======
General Partner              $ -         (1,123)          -      874
                               =======   =======    =======   =======
Limited Partners             $ (9,935)   (100,990   (38,024)  78,665
                                         )
                               =======   =======    =======   =======
 Per limited partner unit    $   (1.32)   (13.47)    (5.07)    10.49
                               =======   =======    =======   =======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                      2002      2001
                                                      ----      ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                               $ 48,274    330,282
 Cash paid to suppliers                             (108,41   (86,030)
                                                    2)
 Interest received                                  29        2,068
 Miscellaneous settlement                           3,301     -
                                                    -------   -------
   Net cash (used in) provided by operating         (56,808   246,320
activities                                          )
                                                    -------   -------

Cash flows used in financing activities

 Distributions to partners                          (121)     (225,085
                                                              )
                                                    -------   -------

   Net (decrease) increase in cash and cash         (56,929   21,235
equivalents                                         )

 Beginning of period                                64,290    43,322
                                                    -------   -------
 End of period                                    $ 7,361     64,557
                                                    =======   =======
Reconciliation of net income (loss) to net cash
 (used in) provided by operating activities

Net income (loss)                                 $ (42,249   87,405
                                                    )

 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities

  Depreciation, depletion and amortization          25,000    72,000
  (Increase) decrease receivables                   (19,558   86,460
                                                    )
  (Decrease) increase in payables                   (20,001   455
                                                    )
                                                    -------   -------
Net cash (used in) provided by operating          $ (56,808   246,320
activities                                          )
                                                    =======   =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2002, and for the three and nine months ended September 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Subsequent Event
     On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended September 30, 2002 and 2001:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   27.32    25.26       8%
Average price per mcf of gas               $    3.11     2.80      11%
Oil production in barrels                      3,200    3,450     (7%)
Gas production in mcf                         18,100   24,700    (27%)
Income from net profits interests          $  25,714 (45,452)     157%
Partnership distributions                  $       -        -        -
Limited partner distributions              $       -        -        -
Per unit distribution to limited partners  $       -        -        -
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests increased to $25,714 from $(45,452) for the quarters ended September 30, 2002 and 2001, respectively, an increase of 157%. The principal factors affecting the comparison of the quarters ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 by 8%, or $2.06 per barrel, resulting in an increase of approximately $6,600 in income from net profits interests. Oil sales represented 61% of total oil and gas sales during the quarter ended September 30, 2002 as compared to 56% during the quarter ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.31 per mcf, resulting in an increase of approximately $5,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $12,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 250 barrels or 7% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, resulting in a decrease of approximately $6,300 in income from net profits interests.

    Gas production decreased approximately 6,600 mcf or 27% during the same period, resulting in a decrease of approximately $18,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $24,800. The decrease in gas production is due to several small wells experiencing steep declines.

3. Lease operating costs and production taxes was 30% lower, or approximately $51,700 less during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The decrease in lease operating expense is due to repairs and maintenance on three leases performed during 2001.

Costs and Expenses

Total costs and expenses decreased to $36,761 from $67,176 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 45%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $600 during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

2. Depletion expense decreased to $7,000 for the quarter ended September 30, 2002 from $38,000 for the same period in 2001. This represents a decrease of 82%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2002, and the increase in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.  General Comparison of the Nine Month Periods Ended September 30, 2002
and 2001

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2002 and 2001:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.18    26.91    (10%)
Average price per mcf of gas               $    2.87     4.64    (38%)
Oil production in barrels                      9,350   11,700    (20%)
Gas production in mcf                         58,400   73,500    (21%)
Income from net profits interests          $  67,832  243,822    (72%)
Partnership distributions                  $       -  225,000   (100%)
Limited partner distributions              $       -  202,500   (100%)
Per unit distribution to limited partners  $       -    27.00   (100%)
Number of limited partner units                7,499    7,499

Revenues

The Partnership's income from net profits interests decreased to $67,832 from $243,822 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 72%. The principal factors affecting the comparison of the nine months ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 by 10%, or $2.73 per barrel, resulting in a decrease of approximately $25,500 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the nine months ended September 30, 2002 as compared to 48% during the nine months ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 38%, or $1.77 per mcf, resulting in a decrease of approximately $103,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $128,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,350 barrels or 20% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, resulting in a decrease of approximately $63,200 in income from net profits interests.

    Gas production decreased approximately 15,100 mcf or 21% during the same period, resulting in a decrease of approximately $70,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $133,300. The decrease in oil production is due to one lease experiencing downtime during the nine months ended September 30, 2002. The decrease in gas production is due several small wells experiencing steep declines.

3. Lease operating costs and production taxes were 21% lower, or approximately $86,600 less during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Lease operating expense is down due to repairs and maintenance on three leases performed during 2001.

Costs and Expenses

Total costs and expenses decreased to $113,411 from $158,485 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 28%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $1,900 during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

2. Depletion expense decreased to $25,000 for the nine months ended September 30, 2002 from $72,000 for the same period in 2001. This represents a decrease of 65%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(56,800) in the nine months ended September 30, 2002 as compared to approximately $246,300 in the nine months ended September 30, 2001. The primary use of the 2002 cash flow from operating activities was operations.

Cash flows used in financing activities were approximately $100 in the nine months ended September 30, 2002 as compared to approximately $225,100 in the nine months ended September 30, 2001. The only use in financing activities was the distributions to partners.

There were no distributions during the nine months ended September 30, 2002. Total distributions during the nine months ended September 30, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $27.00.

The  sources  for  the  2001 distributions of $225,000  were  oil  and  gas
operations  of  approximately  $246,300,  resulting  in  excess  cash   for
contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,863,543 have been made to the partners. As of September 30, 2002, $7,060,820 or $941.57 per limited partner unit has been distributed to the limited partners, representing an 94% return of the capital contributed.

As of September 30, 2002, the Partnership had approximately $41,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Item 4.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.
The chief executive officer
and  chief  financial  officer  of  the Partnership's  managing general  partner  have
evaluated the effectiveness of the design and operation of
the Partnership's disclosure
controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within
90  days  of  the  filing date of this quarterly report. Based on that evaluation,  the
chief   executive  officer  and  chief  financial  officer  have
 concluded  that   the
Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries
is made known to such officers by others within these entities, particularly during the
period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                   Southwest Royalties, Inc. Income Fund V
                                   a Tennessee limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Executive Vice
President
                                        and Chief Financial Officer
Date:     November 14, 2002

                              CERTIFICATIONS


          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties, Inc. Income Fund V;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.   Based on my knowledge, the financial s
tatements, and other financial
information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a)   designed such disclosure controls and
procedures to ensure that
               material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our
               evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers a nd I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V

                              CERTIFICATIONS


          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties, Inc. Income Fund V;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a)   designed such disclosure controls and
procedures to ensure that
               material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our
               evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V