Form 10-K
period 2002-12-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2003-03-28
CIK 782149

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

The total number of pages contained in this report is 50. The exhibit index is found on page 41.

                            Table of Contents

Item                                                                  Page

                                  Part I

 1.   Business                                                           3

 2.   Properties                                                         5

 3.   Legal Proceedings                                                  6

 4.   Submission of Matters to a Vote of Security Holders                6

                                 Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                                7

 6.   Selected Financial Data                                            8

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                      9

 8.   Financial Statements and Supplementary Data                       16

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                            29

                                 Part III

10.   Directors and Executive Officers of the Registrant                30

11.   Executive Compensation                                            32

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                    32

13.   Certain Relationships and Related Transactions                    33

                                 Part IV

14.   Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                                          34

      Signatures                                                        38

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  82  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, Chairman, Director, President and Chief Executive Officer of the Managing General Partner, is also a general partner. Effective December 31, 2001, Mr. Wommack sold his general partner interest to the Managing General Partner. The Partnership has no employees.

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

In 2002, fighting and threats of fighting in the Middle East and a strike in a major oil exporting country dominated the direction of crude oil prices. While OPEC agreed to keep production constant throughout the year, conflicts between the Unites States and Iraq, as well as between Israel and the Palestinians threatened supplies and caused oil prices to surge in 2002. In addition, a strike by oil workers in Venezuela, the fourth largest supplier to the United States, took a significant amount of crude oil off the market toward the end of the year. As a result, OPEC agreed in January 2003 to increase output by 1.5 million barrels per day in an effort to make up for the lost supply and stabilize prices.

In 2002, spot prices for natural gas fell by 27.5% from the unprecedented heights reached in 2001, averaging just under $3.00/MMBtu for the year. Most of the lowest prices were seen early on, with the first quarter averaging of $2.24/MMBtu. But as the year progressed, prices climbed higher, ending with a $3.99 average in December. As for 2003, industry analysts are divided on their gas price predictions, with estimates ranging anywhere from $4.00 to $6.00/MMBtu. Weather forecasts, storage inventory levels, a tighter supply and demand balance, and the unstable situation with Iraq are all factors that will have a significant impact on the direction prices will take. Overall however, analysts are maintaining a bullish perspective, expecting gas prices to remain at or above $4.00/MMBtu in 2003.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil           Gas
                               -------      ---------
                                -----          ---
                    2002         56%           44%
                    2001         48%           52%
                    2000         53%           47%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2002: Plains Marketing LP for 32%, Duke Energy Field Services LP for 31% and Sid Richardson Energy Services for 13%. Three purchasers accounted for 77% of the Partnership's total oil and gas production during 2001: Duke Energy Field Services for 33%, Plains Marketing, LP for 28% and Sid Richardson Energy Services for 16%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2000: Phillips 66 Company for 34%, Plain Marketing LP for 32% and Vintage Petroleum, Inc. for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at, which the Partnership may sell its natural gas production, are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2002, there were 82 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2002, the Partnership possessed an interest in oil and gas properties located in Pottawatomie County, Oklahoma; and Crane, Dawson, Midland, Ward, Winkler and Upton Counties of Texas. These properties consist of various interests in approximately 58 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2002, 2001 and 2000.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                           Date
                         Purchased     No. of        Proved Reserves*
Name and Location           and         Wells        Oil         Gas
                         Interest                   (bbls)      (mcf)
-------------------     -----------    ------      --------   --------
-------                    -----         --         -----       -----
Devonian                5/86 at 40%       1         4,000      74,000
Midland     County,     net profits
Texas
                         interests

Mewbourne               1/87 at 50%       7         40,000     274,000
                            to
Crane County, Texas      100% net
                          profits
                         interests

Union Texas             12/86 at 3%       6         16,000     79,000
                            to
Upton County, Texas       50% net
                          profits
                         interests


*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports to be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $29.76 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.72 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2002.

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

The Partnership has reserves, which are classified as proved developed producing and proved undeveloped. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out or receives cash.

The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves, which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. As of December 31, 2002, no limited partner units were purchased by the Managing General Partner. Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing. In 2001, 613.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $350.53 per unit. In 2000, 605.9 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $116.72 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2002, there were 562 holders of limited partner units in the Partnership.

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

There were no distributions due to a decrease in revenues as a result of a decline in production and gas prices for the year ended December 31, 2002. During 2001, quarterly distributions were made totaling $225,000 with $202,500 distributed to the limited partners and $22,500 to the general partners. For the year ended December 31, 2001, distribution of $27.00 per limited partner unit were made based upon 7,499 limited partner units outstanding. During 2000, quarterly distributions were made totaling $250,000, with $225,000 distributed to the limited partners and $25,000 to the general partners. For the year ended December 31, 2000, distributions of $30.00 per limited partner unit were made, based upon 7,499 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with the financial statements included in Item 8:

                                Years ended December 31,
                   2002        2001       2000         1999       1998
                  ------      ------     ------       ------     ------
Revenues       $ 112,836     240,889    393,888      279,250    123,887

Net     income   (38,457)    33,430     254,351      117,488    (724,04
(loss)                                                          2)

Partners'
share
 of net income
(loss):

       General   (3,846)      3,343      25,435      11,749     (72,404
partners                                                        )

       Limited   (34,611)    30,087     228,916      105,739    (651,63
partners                                                        8)

Limited
partners' net
 income (loss)   (4.62)        4.01       30.53       14.10     (86.90)
per unit

Limited
partners' cash
 distributions   -            27.00       30.00        6.00      12.54
per unit

Total assets   $ 315,000     353,457    545,215      540,747    473,384

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

Based on current conditions, management anticipates performing no workovers during 2003 to enhance production. Development drilling and workovers may be performed to increase production in the year 2004. The partnership will most likely experience the historical production decline which have approximated 19% per year.

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

Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate was to increase 2002 depletion expense by $1,000 and decrease 2002 net income by $1,000.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                                                                 Percent
                                                                   age
                                        Year ended December      Increas
                                                31,                 e
                                         2002         2001       (Decrea
                                                                   se)
                                       -------      -------      -------
                                                                 -------
Average price per barrel of oil    $    25.07        24.75       1%
Average price per mcf of gas       $     3.20         4.23       (24%)
Oil production in barrels              12,500       14,900       (16%)
Gas production in mcf                  76,600       94,200       (19%)
Income from net profits interests  $   109,499      238,680      (54%)
Partnership distributions          $   -            225,000      (100%)
Limited partner distributions      $   -            202,500      (100%)
Per unit distribution to limited   $   -             27.00       (100%)
partners
Number of limited partner units        7,499         7,499


Revenues

The Partnership's income from net profits interests decreased to $109,499 from $238,680 for the years ended December 31, 2002 and 2001, respectively, a decrease of 54%. The principal factors affecting the comparison of the years ended December 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 1%, or $.32 per barrel, resulting in an increase of approximately $4,000 in income from net profits interests. Oil sales represented 56% of total oil and gas sales during the year ended December 31, 2002 as compared to 48% during the year ended December 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 24%, or $1.03 per mcf, resulting in a decrease of approximately $78,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $74,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,400 barrels or 16% during the year ended December 31, 2002 as compared to the year ended December 31, 2001, resulting in a decrease of approximately $59,400 in income from net profits interests.

    Gas production decreased approximately 17,600 mcfs or 19% during the same period, resulting in a decrease of approximately $74,400 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $133,800. The decrease in production is due primarily to one lease that experienced a 17.5% decline for the year with a normal decline of about 6%, which had significant mechanical problems. It is unknown at this time, whether the previous level of production for this lease will be regained. The decrease in gas production is due primarily to three leases, the one mentioned above and in addition a lease where a well sanded up and one lease experiencing a steep natural decline during the year ended December 31, 2002

3. Lease operating costs and production taxes were 15% lower, or approximately $79,200 less during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease to lease operating costs for the year ended December 31, 2002 are due to repairs and maintenance such as pulling expense performed on two leases during 2001.

Costs and Expenses

Total costs and expenses decreased to $151,293 from $207,459 for the years ended December 31, 2002 and 2001, respectively, a decrease of 27%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $1,800 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

2. Depletion expense decreased to $34,000 for the year ended December 31, 2002 from $92,000 for the same period in 2001. This represents a decrease of 63%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate was to increase 2002 depletion expense by $1,000 and decrease 2002 net income by $1,000.

   The major factor in the increase in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2003 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                                                 Percent
                                                                   age
                                       Year ended December       Increas
                                               31,                  e
                                        2001         2000        (Decrea
                                                                   se)
                                       -------     -------       -------
                                                                 -------
      Average price per barrel of  $   24.75        29.18         (15%)
      oil
      Average price per mcf of     $    4.23         4.56         (7%)
      gas
      Oil production in barrels       14,900       17,600         (15%)
      Gas production in mcf           94,200       100,600        (6%)
      Income from net profits      $  238,680      390,786        (39%)
      interests
      Partnership distributions    $  225,000      250,000        (10%)
      Limited partner              $  202,500      225,000        (10%)
      distributions
      Per unit distribution to     $   27.00        30.00         (10%)
      limited partners
      Number of limited partner        7,499        7,499
      units


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

   The major factor in the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $60,000 as of December 31, 2000.

C.  Revenue and Distribution Comparison

Partnership net income (loss) or the years ended December 31, 2002, 2001 and 2000 was $(38,457), $33,430 and $254,351, respectively. Excluding the effects of depreciation, depletion and amortization, net income (loss) for the years ended December 31, 2002, 2001 and 2000 would have been $(4,457), $125,430 and $276,351, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2002, 2001 and 2000 were $0, $225,000 and $250,000, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 2002, 2001 and 2000.

The  source  for  the  2001  distributions of  $225,000  was  oil  and  gas operations of approximately $246,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2000 distributions of $250,000 were oil and gas operations of approximately $248,900, with the balance from available cash on hand at the beginning of the period.

There were no distributions due to a decrease in revenues as a result of a decline in production and gas prices for the year ended December 31, 2002. Total distributions during the year ended December 31, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the same period was $27.00. Total distributions during the year ended December 31, 2000 were $250,000 of which $225,000 was distributed to the limited partners and $25,000 to the general partners. The per unit distribution to limited partners during the same period was $30.00.

Since inception of the Partnership, cumulative monthly cash distributions of $7,863,543 have been made to the partners. As of December 31, 2002, $7,060,820 or $941.57 per limited partner unit has been distributed to the limited partners, representing a 94% return of capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(56,800) in 2002 compared to $246,500 in 2001 and approximately $248,900 in 2000.

The Partnership had no cash flows from investing activities in 2002, 2001 and 2000.

Cash  flows  provided by (used in) financing activities were  approximately and $50 in 2002 compared to $(225,500) in 2001 and approximately $(249,900) in 2000. The only use in financing activities was the distributions to partners.

As of December 31, 2002, the Partnership had approximately $54,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their non-producing properties, the producing reserves continue to deplete causing cash flow to steadily decline.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner may be required to dispose of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                      Page

Independent Auditors Report                                            17

Balance Sheets                                                         18

Statements of Operations                                               19

Statement of Changes in Partners' Equity                               20

Statements of Cash Flows                                               21

Notes to Financial Statements                                          22

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties, Inc. Income Fund V
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund V (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund V as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 14, 2003

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 2002 and 2001


                                               2002        2001
Assets                                        ------      ------
---------
Current assets:
 Cash and cash equivalents               $     7,539    64,290
   Receivable  from  Managing   General     46,569      -
Partner
 Distribution receivable                    254         304
                                            ----------  ----------
                                            ---         ---
   Total current assets                     54,362      64,594
                                            ----------  ----------
                                            ---         ---
Oil and gas properties - using the full-
 cost method of accounting                  6,159,438   6,159,438
  Less accumulated depreciation,
   depletion and amortization               5,898,800   5,864,800
                                            ----------  ----------
                                            ---         ---
   Net oil and gas properties               260,638     294,638
                                            ----------  ----------
                                            ---         ---
                                         $  315,000     359,232
                                            =======     =======
Liabilities and Partners' Equity
---------------------------------------
-
Current liability:
 Payable to Managing General Partner     $  -           5,775
                                            ----------  ----------
                                            ---         ---
   Total current liabilities                -           5,775
                                            ----------  ----------
                                            ---         ---
Partners' equity:
 General partners                           (644,693)   (640,847)
 Limited partners                           959,693     994,304
                                            ----------  ----------
                                            ---         ---
   Total partners' equity                    315,000    353,457
                                            ----------  ----------
                                            ---         ---
                                         $  315,000     359,232
                                            =======     =======












                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 2002, 2001 and 2000

                                     2002      2001      2000
Revenues                            ------    ------    ------
-------------
   Income   from  net  profits  $  109,499   238,680   390,786
interests
 Interest                          36        2,209     3,102
 Miscellaneous                     3,301     -         -
                                   --------  --------  --------
                                   ---       ---       ---
                                   112,836   240,889   393,888
Expenses                           --------  --------  --------
                                   ---       ---       ---
------------
 General and administrative        117,293   115,459   117,537
  Depreciation, depletion  and     34,000    92,000    22,000
amortization
                                   --------  --------  --------
                                   ---       ---       ---
                                   151,293   207,459   139,537
                                   --------  --------  --------
                                   ---       ---       ---
Net income (loss)               $  (38,457)  33,430    254,351
                                   ======    ======    ======
  Net  income (loss) allocated
to:

 Managing General Partner       $  (3,846)   3,009     22,892
                                   ======    ======    ======
 General partner                $  -         334       2,543
                                   ======    ======    ======
 Limited partners               $  (34,611)  30,087    228,916
                                   ======    ======    ======
  Per limited partner unit      $   (4.62)      4.01
                                                       30.53
                                   ======    ======    ======





















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2002, 2001 and 2000

                                               General   Limited
                                              Partners   Partners   Total
                                              --------  ---------  -------
                                                 ---        --
Balance at December 31, 1999                $ (622,125  1,162,801  540,676
                                              )

 Net income                                   25,435    228,916    254,351

 Distributions                                (25,000)  (225,000)  (250,000
                                                                   )
                                              --------  ---------  --------
                                              ----      ----       ----
Balance at December 31, 2000                  (621,690  1,166,717  545,027
                                              )

 Net income                                   3,343     30,087     33,430

 Distributions                                (22,500)  (202,500)  (225,000
                                                                   )
                                              --------  ---------  --------
                                              ----      ----       ----
Balance at December 31, 2001                  (640,847  994,304    353,457
                                              )

 Net loss                                     (3,846)   (34,611)   (38,457)

 Distributions                                -         -          -
                                              --------  ---------  --------
                                              ----      ----       ----
Balance at December 31, 2002                $ (644,693  959,693    315,000
                                              )
                                              =======   =======    =======
























                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2002, 2001 and 2000

                                   2002        2001        2000
                                  -------    -------     -------
Cash  flows  from  operating
activities:
   Cash  received  from  net  $ 85,429      353,842     330,342
profits interests
   Cash   paid  to  Managing
General Partner
   for  administrative  fees
and general
      and     administrative    (145,567)   (109,591)   (84,578)
overhead
 Interest received              36          2,209       3,102
 Miscellaneous settlement       3,301       -           -
                                ----------  ----------  ----------
                                --          --          --
    Net   cash   (used   in)    (56,801)    246,460     248,866
provided by
  operating activities          ----------  ----------  ----------
                                --          --          --

Cash  provided by (used  in)
financing activities:

Distributions to partners       50          (225,492)   (249,883)
                                ----------  ----------  ----------
                                --          --          --
Net  (decrease) increase  in
cash and
 cash equivalents               (56,751)    20,968      (1,017)

Beginning of year               64,290      43,322      44,339
                                ----------  ----------  ----------
                                --          --          --
End of year                   $ 7,539       64,290      43,322
                                =======     =======     =======
Reconciliation of net income
(loss) to net
cash  (used in) provided  by
operating activities:

Net income (loss)             $ (38,457)    33,430      254,351

Adjustments to reconcile net
income (loss) to
 net cash (used in) provided
 by operating activities:
 Depreciation, depletion and    34,000      92,000      22,000
amortization
   (Increase)  decrease   in    (24,070)    115,162     (60,444)
receivables
   (Decrease)  increase   in    (28,274)    5,868       32,959
payables
                                ----------  ----------  ----------
                                --          --          --
Net  cash (used in) provided
by
 operating activities         $ (56,801)    246,460     248,866
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

     Revenues, costs and expenses are allocated as follows:

                                               Limited    General
                                              Partners    Partners
                                              --------   ----------
                                                 ---         -
        Interest     income    on     capital   100%         -
        contributions
        Oil and gas sales                        90%        10%
        All other revenues                       90%        10%
        Organization and offering costs (1)     100%         -
        Amortization of organization costs      100%         -
        Property acquisition costs              100%         -
        Gain/loss on property disposition        90%        10%
        Operating  and  administrative  costs    90%        10%
        (2)
        Depreciation,      depletion      and    90%        10%
        amortization   of   oil    and    gas
        properties
        All other costs                          90%        10%


          (1) All organization costs in excess of 3% of initial capital contributions will be paid by the Managing General Partner and will be treated as a capital contribution. The Partnership paid the Managing General Partner an amount equal to 3% of initial capital contributions for such organization costs.

          (2) Administrative costs in any year, which exceed 2% of capital contributions shall be paid by the Managing General Partner and will be treated as a capital contribution.

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

     Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate was to increase 2002 depletion expense by $1,000 and decrease 2002 net income by $1,000.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units of revenue method for the years ended December 31, 2001, 2000 and for the nine months ended September 30, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2002, 2001 and 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2002, there were no timing differences, which resulted in a deficit net profit interest.

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

     Environmental Costs
     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs, which improve a property as compared with the condition of the property when originally constructed or acquired and costs, which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Revenue Recognition
     We recognize oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies- continued
     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2002, 2001 and 2000, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2002 and 2001 is $498,677 and $528,389, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2002, 2001 and 2000, there were 7,499 limited partner units outstanding held by 562, 559 and 624 partners.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

     Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner would also consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

4.   Commitments and Contingent Liabilities - continued
     Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the managing general partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing.

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

     As of December 31, 2002, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $105,000, $96,500 and $100,700 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $5,500, $5,400 and $24,800 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for oilfield services performed for the partnership by affiliates of the Managing General Partner have been deducted from gross oil and gas revenues in the determination of net profit interest.

     Southwest Royalties, Inc., the Managing General Partner, was paid $109,200 during 2002, 2001 and 2000, as an administrative fee, for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables (Payable) from (to) Southwest Royalties, Inc., the Managing General Partner, of $46,569 and $(5,775) are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2002 and 2001, respectively.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2002: Plains Marketing LP for 32%, Duke Energy Field Services LP for 31% and Sid Richardson Energy Services for 13%. Three purchasers accounted for 77% of the Partnership's total oil and gas production during 2001: Duke Energy Field Services for 33%, Plains Marketing, LP for 28% and Sid Richardson Energy Services for 16%. Three purchasers accounted for 76% of the Partnership's total oil and gas production during 2000: Phillips 66 Company for 34%, Plain Marketing LP for 32% and Vintage Petroleum, Inc. for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                           Oil          Gas
                                          (bbls)       (mcf)
                                         --------    --------
                                          -----        ----
Proved    developed   and   undeveloped
reserves -

January 1, 2000                          159,000     1,180,00
                                                     0

 Revisions of previous estimates         22,000      139,000
 Production                                 (18,0       (101,0
                                         00)         00)

December 31, 2000                        163,000     1,218,00
                                                     0

 Revisions of previous estimates         (102,000    (760,000
                                         )           )
 Production                                 (15,0       (94,00
                                         00)         0)

December 31, 2001                         46,000      364,000

 Revisions of previous estimates         55,000      258,000
 Production                                 (12,0       (77,00
                                         00)         0)

December 31, 2002                         89,000      545,000

Proved developed reserves -

December 31, 2000                           145,0       1,169,
                                         00          000

December 31, 2001                         36,000      324,000

December 31, 2002                         80,000      508,000

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited) - continued

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $29.76 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.72 per Mcf.

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

     The Partnership has reserves, which are classified as proved developed producing and proved undeveloped. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves. Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out or receives cash.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002, 2001 and 2000 is presented below:

                                        2002     2001     2000
                                       -------  -------  -------
Future   cash  inflows,   net   of
production
 and development costs              $  2,295,0  641,000  8,866,0
                                       00                00
10% annual discount for estimated
 timing of cash flows                           187,0
                                       790,000  00       4,082,0
                                                         00
                                       -------  -------  -------
                                       -----    ---      -----
Standardized measure of discounted
 future net cash flows              $           454,0
                                       1,505,0  00       4,784,0
                                       00                00
                                       =======  ======   =======

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited) - continued

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                        2002     2001     2000
                                       -------  -------  -------
Sales of oil and gas produced, net  $  (109,00  (239,00  (391,00
of production costs                    0)       0)       0)
Changes  in  prices and production     400,000  (4,614,  2,996,0
costs                                           000)     00
Changes   of   production    rates     (109,00  1,017,0  (308,00
(timing) and other                     0)       00       0)
Revisions  of previous  quantities     824,000  (972,00  591,000
estimates                                       0)
Accretion of discount                  45,000   478,000  172,000
Discounted future net cash flows -
 Beginning of year                     454,0
                                       00       4,784,0  1,724,0
                                                00       00
                                       -------  -------  -------
                                       -------  -----    -----
 End of year                        $  1,505
                                       ,000     454,000  4,784,0
                                                         00
                                       =======  =======  =======
                                       =

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

8.   Selected Quarterly Financial Results - (unaudited)

                                         Quarter
                          --------------------------------------
                          --------------------------------------
                                            -
                           First     Second    Third     Fourth
                           ------   --------  -------   --------
                                      ---                  -
2002:
 Total revenues        $  (3,409)   48,849    25,722    41,674
 Total expenses           38,068    38,582    36,761    37,882
 Net income (loss)        (41,477)  10,267    (11,039)  3,792
 Net income (loss) per
limited
  partners unit           (4.98)                             .45
                                    1.23      (1.32)

2001:
 Total revenues        $  170,313   120,612   (45,035)  (5,001)
 Total expenses           40,531    50,779    67,176    48,973
 Net income (loss)        129,782   69,833    (112,211  (53,974)
                                              )
 Net income (loss) per
limited
  partners unit            15.58
                                    8.38      (13.47)   (6.48)


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

         Name               Age               Position
-----------------------     ---     -----------------------------
----------------------      --      -----------------------------
H. H. Wommack, III          47      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         40      Director
William P. Nicoletti(2)     57      Director
Joseph J. Radecki,  Jr.     44      Director
(2)
Richard D. Rinehart(1)      67      Director
John M. White(2)            46      Director
Herbert  C. Williamson,     54      Director
III(1)
Bill E. Coggin              48      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            44      Vice President, Marketing

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, Southwest's former parent and current holder of 10% of its voting share capital. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Prior to Southwest's formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells. Mr. Wommack graduated from the University of North Carolina at Chapel Hill and received his law degree from the University of Texas.

James N. Chapman has served as a director since April 19,2002. Mr. Chapman has been involved in the investment banking industry for 18 years, presently acting as a capital markets and strategic planning consultant with private and public companies across a range of industries, including metals, mining, manufacturing, aerospace, airline, service and healthcare. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc., a multi-billion private corporation in New York, for which Mr. Chapman developed and implemented financing and merger and acquisitions strategies for Renco's diverse portfolio of companies. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group, a capital markets advisory firm that he joined upon its inception in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company for six years, most recently in the BT Securities Capital Markets area. Mr. Chapman received an MBA degree with distinction from the Amos Tuck School at Dartmouth College and was elected an Edward Tuck Scholar. He received his BA degree with distinction magna cum laude, at Dartmouth College, was elected to Phi Beta Kappa and was a Rufus Choate Scholar.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm. He was formerly a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc., Paine Webber, Incorporated and McDonald Investments Inc. Mr. Nicoletti is Chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. He is a director of Mark WestEnergy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids. Mr. Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. from 1990 to 1998. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, and RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He has previously served as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

Richard D. Rinehart has served as a director since April 19, 2002. Mr. Rinehart is a founding principal of PetroCap, Inc. and president of Kestrel Resources, Inc. PetroCap, Inc. provides investment and merchant banking services to a variety of clients active in the oil and gas industry. Kestrel Resources, Inc. is a privately owned oil and gas operating company. He served as Director of Coopers & Lybrand's Energy Systems and Services Division prior to the founding of Kestrel Resources, Inc. in 1992. Prior to joining Coopers & Lybrand, he was chief executive officer/founder of Dawn Information Resources, Inc., formed in 1986 and acquired by Coopers & Lybrand in early 1991. Mr. Rinehart served as CEO of Terrapet Energy Corporation during the period 1982 through 1986. Prior to the formation of Terrapet in 1982, he was employed as President of the Terrapet Division of E.I. DuPont de Nemours and Company. Before its acquisition by DuPont, he served as CEO and President of Terrapet Corp., a privately owned E & P company. Before the formation of Terrapet Corp. in 1972, he was manager of supplementary recovery methods and senior evaluation engineer with H. J. Gruy and Associates, Inc., Dallas, Texas.

John M. White has served as a director since April 19, 2002 Mr. White is currently an oil and gas analyst with BMO Nesbitt Burns, responsible for Fixed Income research on oil, gas and energy companies. Prior to joining BMO Nesbitt Burns in 1998, Mr. White was responsible for Fixed Income research on the oil and gas industry at John S. Herold, Inc., an independent oil and gas research and consulting firm. Mr. White's experience also includes managing a portfolio of oil and gas loans for The Bank of Nova Scotia, which included independent exploration and production companies, oil service companies, gas pipelines, gas processors and refiners. Prior to entering banking, Mr. White was with BP Exploration, where he worked primarily in exploration and production.

Herbert C. Williamson, III has served as a director since April 19, 2002. At present, Mr. Williamson is self-employed as a consultant. From March 2001 to March 2002 Mr. Williamson served as an investment banker with Petrie Parkman & Co. From April 1999 to March 2001 Mr. Williamson served as chief financial officer and from August 1999 to March 2001 as a director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as executive vice president, chief financial officer and director of Seven Seas Petroleum, Inc., a publicly traded oil and gas exploration company, from March 1998 to April 1999. From 1995 through April 1998, he served as director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as vice chairman and executive vice president of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

Bill E. Coggin has served as Vice President and Chief Financial Officer since joining the Managing General Partner in 1985. Previously, Mr. Coggin was Controller for Rod Ric Corporation, an oil and gas drilling company, and for C.F. Lawrence & Associates, a large independent oil and gas operator. Mr. Coggin received a B.S. in Education and a B.A. in Accounting from Angelo State University.

J. Steven Person has served as Vice President, Marketing since joining the Managing General Partner in 1989. Mr. Person began in the investment industry with Dean Witter in 1983. Prior to joining the Managing General Partner, Mr. Person was a senior wholesaler with Capital Realty, Inc. While at Capital Realty, he was involved in the syndication of mortgage based securities through the major brokerage houses. Mr. Person received a B.B.A. degree from Baylor University and an M.B.A. from Houston Baptist University.

Key Employees

Jon P. Tate, age 45, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 47, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $109,200 during 2002, 2001 and 2000 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a ten percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 2,848.1 limited partner units, a 34.2% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 44.2%.

No officer or director of the Managing General Partner owns units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owned a one percent interest in the Partnership as a general partner. The Managing General Partner as of December 31, 2001, repurchased the one percent interest owned by Mr. Wommack for approximately $29,186. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of March 1, 2003. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
-------------------    ---------------------      --------      -----
-
Limited Partnership    Southwest  Royalties,     Directly       34.2%
Interest               Inc.                      Owns
                       Managing      General     2,848.1
                       Partner                   Units
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly     34.2%
Interest                                         Owns
                       Chairman    of    the     2,848.1
                       Board,                    Units
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In   2002,   the   Managing  General  Partner  received  $109,200   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, which was paid approximately $105,000 for administrative overhead attributable to operating such properties during 2002.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $5,500 for the year ended December 31, 2002.

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

                          (ll) Thirty Eighth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated January 11, 2002. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 2002.)

                          (mm) Thirty Ninth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated June 3, 2002. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 2002.)

                          (nn) Fortieth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated July 30, 2002. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 2002.)

                  99.1 Certification pursuant to 18 U.S.C. Section 1350
99.2 Certification pursuant to 18 U.S.C. Section 1350
                  99.3 Limited Partners as of January 11, 2002
                     Limited Partners as of June 3, 2002
                     Limited Partners as of July 30, 2002

     (b)  Reports on Form 8-K
                There were no reports filed on Form 8-K during the quarter ended December 31, 2002.

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


                          Southwest Royalties, Inc. Income Fund V, a
                          Tennessee limited partnership

                          By:    Southwest Royalties, Inc., Managing
                                 General Partner


                          By:    By:/s/ H. H. Wommack, III
                                 ------------------------------------------
-----
                                 H. H. Wommack, III, President


                          Date:  March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


By:/s/ H. H. Wommack, III                    By:    /s/   James    N.
                                             Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
H.    H.   Wommack,    III,                  James     N.    Chapman,
Chairman of the Board,                       Director
President,   Director   and
Chief Executive Officer

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   William    P.                  By:    /s/   Joseph   J.
Nicoletti                                    Radecki, Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Richard    D.                  By:  /s/ John M. White
Rinehart
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  John M. White, Director
Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Herbert    C.
Williamson, III
---------------------------
--------------------
Herbert C. Williamson, III,
Director

Date:     March 28, 2003

                         CERTIFICATIONS

          I, H.H. Wommack, III, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Royalties, Inc. Income Fund V;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V

                         CERTIFICATIONS

          I, Bill E. Coggin, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Royalties, Inc. Income Fund V;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V

                              Exhibit Index


Item No.     Description                                           Page No.

             Exhibit 99.1 Certification pursuant to 18 U.S.C.       42
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2 Certification pursuant to 18 U.S.C.       43
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

14(a)(3)     Exhibit 4(ll):  Thirty Eight Amendment to the          44
             Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
             January 11, 2002.

                  Exhibit 4(mm):  Thirty Ninth Amendment to the         46
                  Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
                  June 3, 2002.

                  Exhibit 4(nn):  Fortieth Amendment to the             48
                  Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund V, dated
                  July 30, 2002.

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Southwest Royalties, Inc. Income Fund V, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Southwest Royalties, Inc. Income Fund V, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

         THIRTY-EIGHTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Eighth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 31st day of December, 2001, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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
                    H. H. Wommack, III, President

               LIMITED PARTNERS:

                          By:  General Partners, as attorneys-in-
                    fact  for  the  Limited  Partners  listed  on
                    Schedule 1 attached hereto and those Withdrawing Limited Partners removed from
                    Schedule   1   under   Powers   of   Attorney
                    previously granted

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

Witness my hand and seal at office, on this the 11th day of January, 2002.

                    /s/ Suetta M. Morgan
                    -----------------------------------
                    Notary Public

My commission expires:
03/6/02

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

          THIRTY-NINTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Ninth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 31st day of March, 2002, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner")(the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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


               GENERAL PARTNERS:

               By:  /s/ H. H. Wommack, III
                    -----------------------------------
                    H. H. Wommack, III, General Partner

               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner

               By:  /s/ H. H. Wommack, III
                    -----------------------------------
                    H. H. Wommack, III, President

               LIMITED PARTNERS:

                          By:  General Partners, as attorneys-in-
                    fact  for  the  Limited  Partners  listed  on
                    Schedule 1 attached hereto and those Withdrawing Limited Partners removed from
                    Schedule   1   under   Powers   of   Attorney
                    previously granted

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

Witness my hand and seal at office, on this the 3rd day of June, 2002.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

My commission expires:
8/30/03

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450

            FORTIETH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND V, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Fortieth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income V is executed to be effective as of the 30th day of June, 2002, by and between H.H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner")(the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

3.   Except   as   provided  herein,  the  Agreement  is   hereby
     constituted and acknowledged as the controlling Agreement of Southwest Royalties, Inc. Income Fund V.

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


               GENERAL PARTNERS:

               By:  /s/ H. H. Wommack, III
                    -----------------------------------
                    H. H. Wommack, III, General Partner

               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner

               By:  /s/ H. H. Wommack, III
                    -----------------------------------
                    H. H. Wommack, III, President

               LIMITED PARTNERS:

                          By:  General Partners, as attorneys-in-
                    fact  for  the  Limited  Partners  listed  on
                    Schedule 1 attached hereto and those Withdrawing Limited Partners removed from
                    Schedule   1   under   Powers   of   Attorney
                    previously granted

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

Witness my hand and seal at office, on this the 30th day of July, 2002.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

My commission expires:
8/30/03

                        AMENDMENTS FOLLOW AS EX-99