Form 10-Q
period 2003-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2003-11-12
CIK 782149

23 of 24

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-15408


              Southwest Royalties, Inc. Income Fund V, L.P.
                  (Exact name of registrant as specified
                  in its limited partnership agreement)


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

                            Yes      No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes        No   X

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 10, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3) to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 5 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                          June 30,   December
                                                        31,
                                            2003       2002
                                           ------     ------
                                         (unaudite
                                             d)
Assets
---------
Current assets:
 Cash and cash equivalents            $  30,115     7,539
  Receivable  from  Managing  General    49,537     46,569
Partner
 Distribution receivable                 295        254
                                         ---------  ----------
                                         -----      ----
   Total current assets                  79,947     54,362
                                         ---------  ----------
                                         -----      ----
Oil  and  gas properties - using  the
full-
 cost method of accounting               6,225,517  6,159,438
  Less accumulated depreciation,
   depletion and amortization            5,627,006  5,908,800
                                         ---------  ----------
                                         -----      ----
   Net oil and gas properties            598,511    250,638
                                         ---------  ----------
                                         -----      ----
                                      $  678,458    305,000
                                         ========   ========
Liabilities and Partners' Equity
-------------------------------------
---
Liabilities:
 Other long term liabilities          $  245,730    -
                                         ---------  ----------
                                         -----      ----
Partners' equity:
 General partner                         (632,920)  (645,693)
 Limited partners                        1,065,648  950,693
                                         ---------  ----------
                                         -----      ----
   Total partners' equity                 432,728
                                                    305,000
                                         ---------  ----------
                                         -----      ----
                                      $  678,458    305,000
                                         ========   ========

                 Southwest Royalties, Inc. Income Fund V
                         Statements of Operations
                               (unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                    2003       2002      2003       2002
                                             (Restate            (Restated
                                                d)                   )
                                    -----     -----      -----     -----
Revenues
-------------
Income    from   net   profits  $ 30,106     45,540    122,617   42,118
interests
Interest                          39         8         45        21
Miscellaneous settlement          -          3,301     -         3,301
                                  --------   --------  --------  ---------
                                  -          -         --        -
                                  30,145     48,849    122,662   45,440
                                  --------   --------  --------  ---------
                                  -          -         --        -
Expenses
------------
General and administrative        37,222     29,582    65,968    58,650
Depreciation,  depletion   and    7,000      9,000     14,000    20,000
amortization
Accretion  of asset retirement    4,726      -         9,461     -
obligation
                                  --------   --------  --------  ---------
                                  -          -         --        -
                                  48,948     38,582    89,429    78,650
                                  --------   --------  --------  ---------
                                  -          -         --        -
Net   income   (loss)   before    (18,803)   10,267    33,233    (33,210)
cumulative effects

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -    -          -         129,495   -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method    -          -         -         (8,000)
- See Note 4
                                  --------   --------  --------  ---------
                                  -          -         --        -
Net income (loss)               $ (18,803)   10,267    162,728   (41,210)
                                  =====      =====     ======    ======
Net  income  (loss)  allocated
to:

 Managing General Partner       $ (1,880)    925       16,273    (3,709)
                                  =====      =====     ======    ======
 General Partner                $ -          102       -         (412)
                                  =====      =====     ======    ======
 Limited Partners               $ (16,923)   9,240     146,455   (37,089)
                                  =====      =====     ======    ======
   Per  limited  partner  unit  $ (2.26)
before cumulative effect                     1.23      3.99      (3.99)
    Cumulative   effects   per    -          -          15.54     (.96)
limited partner unit
                                  --------   --------  --------  ---------
                                  -          -         --        -
  Per limited partner unit      $ (2.26)                19.53    (4.95)
                                             1.23
                                  =====      =====     ======    ======
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3):
   Net  income  (loss)  before  $ -          5,910     -         (41,923)
cumulative effect
                                  =====      =====     ======    ======
   Per  limited  partner  unit  $ -             .70    -         (5.04)
(7,499.10)
                                  =====      =====     ======    ======
 Net income (loss)              $ -          5,910     -         (49,923)
                                  =====      =====     ======    ======
   Per  limited  partner  unit  $ -             .70    -         (6.00)
(7,499.10)
                                  =====      =====     ======    ======

                 Southwest Royalties, Inc. Income Fund V
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2003      2002
                                                (Restate
                                                   d)
                                       -----     ------
Cash    flows   from    operating
activities:

  Cash received from income  from
net
  profits interests                $  114,862   24,770
 Cash paid to suppliers               (61,182)  (84,909)
 Interest received                    45        21
 Miscellaneous settlement             -         3,301
                                      --------  --------
                                      --        ---
   Net cash provided by (used in)     53,725    (56,817)
operating activities
                                      --------  --------
                                      --        ---
Cash  flows provided by investing
activities:

 Sale of oil and gas properties       3,892     -
                                      --------  --------
                                      --        ---
Cash   flows  used  in  financing
activities:

 Distributions to partners            (35,041)  -
                                      --------  --------
                                      --        ---
Net  increase (decrease) in  cash     22,576    (56,817)
and cash equivalents

Beginning of period                   7,539     64,290
                                      --------  --------
                                      --        ---
End of period                      $  30,115    7,473
                                      ======    ======
Reconciliation  of   net   income
(loss) to net cash
  provided by (used in) operating
activities:

Net income (loss)                  $  162,728   (41,210)

Adjustments   to  reconcile   net
income (loss) to net cash
  provided by (used in) operating
activities:

   Depreciation,  depletion   and     14,000    20,000
amortization
  Accretion  of asset  retirement     9,461     -
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            (129,495  -
                                      )
  Cumulative effect of change  in
accounting
     principle    -   change   in     -         8,000
depletion method
 Increase in receivables              (7,755)   (17,348)
 Decrease (increase) in payables      4,786     (26,259)
                                      --------  --------
                                      --        --
Net  cash  provided by (used  in)  $  53,725    (56,817)
operating activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  365,765   -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on November 10, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $366,254, a long term liability of approximately $236,759 and a gain of approximately $129,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $245,730. The increase in the asset retirement obligation from January 1, 2003 is due to accretion expense of $9,461, partially offset by a decrease of $490 due to sale of a property. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $8,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended June 30, 2002. The effect of the change on the six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $2,000 ($.24 per limited partner unit) and net income by $10,000 ($1.20 per limited partner unit).

5.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $10,000 from $260,638 to $250,638 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                                  Three Months Ended       Six Months Ended
                                         (1)
                                            Previous               Previously
                                               ly
                                            Reported     Restated   Reported
         Depreciation,
         depletion and
          amortization                      $9,000       20,000    18,000
         Income (loss) before               10,267       (33,210)  (31,210)
         cumulative effect
       Cumulative effect of
         change in
          accounting principle              -            (8,000)   -
         Net income (loss)                  10,267       (41,210)  (31,210)
         Net income (loss)
         allocated to:
         Managing General                   925          (3,709)   (2,809)
         Partner
         General partner                    102          (412)     (312)
         Limited partners                   9,240        (37,089)  (28,089)
          Income (loss) per
         limited partner
            unit before                                                (3.75)
         cumulative effect                  1.23         (3.99)
          Cumulative effect
         per limited
            partner unit                         -                     -
                                                         (.96)
          Net income (loss)
         per limited
            partner unit                                               (3.75)
                                            1.23         (4.95)

(1) There was no effect due to the change in depletion method on the quarter ended June 30, 2002.

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

Development drilling pursuant to farm-out arrangements and workovers may be performed to increase production in the years 2002 and 2003. The Partnership may have a slight increase in production volumes for the years 2002 and 2003, but thereafter, the Partnership will most likely experience the historical production decline of 11% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $   29.57              18%
oil                                        24.98
Average price per mcf of gas  $    4.45      3.33    34%
Oil production in barrels        2,200     2,850     (23%)
Gas production in mcf            17,700    19,600    (10%)
Income   from  net   profits  $  30,106    45,540    (34%)
interests
Partnership distributions     $  35,000    -         100%
Limited              partner  $  31,500    -         100%
distributions
Per  unit  distribution   to  $    4.20         -    100%
limited partners
Number  of  limited  partner     7,499     7,499
units

Revenues

The Partnership's income from net profits interests decreased to $30,106 from $45,540 for the quarters ended June 30, 2003 and 2002, respectively, a decrease of 34%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 18%, or $4.59 per barrel, resulting in an increase of approximately $10,100 in income from net profits interests. Oil sales represented 45% of total oil and gas sales during the quarter ended June 30, 2003 as compared to 52% during the quarter ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased by 34% or $1.12 per mcf, resulting in an increase of approximately $19,800 in income from net profits interest.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $29,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 650 barrels or 23% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, resulting in a decrease of approximately $16,200 in income from net profits interests.

    Gas production decreased approximately 1,900 mcf or 10% during the same period, resulting in a decrease of approximately $6,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $22,500. The decrease in oil production is due to a property sale, which the lease produced approximately 515 barrels during the three months ended June 30, 2002.

3. Lease operating costs and production taxes were 25% higher, or approximately $22,800 more during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in lease operating expense and production taxes is due to two leases having repairs and maintenance performed during 2003, and the increase in production taxes due to an increase in gross revenues received during the quarter ended June 30, 2003.

Costs and Expenses

Total costs and expenses increased to $48,948 from $38,582 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 27%. The increase is the result of higher general and administrative expense and accretion, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 26% or approximately $7,600 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees and legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

2. Depletion expense decreased to $7,000 for the quarter ended June 30, 2003 from $9,000 for the same period in 2002. This represents a decrease of 22%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method for the quarter ended June 30, 2002. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2003, which was $1.36 applied to 5,150 BOE as compared to $1.47 applied to 6,117 BOE for the same period.

B.   General  Comparison of the Six Month Periods Ended June 30,  2003  and
2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $   31.49              40%
oil                                        22.54
Average price per mcf of gas  $    5.50              99%
                                           2.76
Oil production in barrels        5,200     6,150     (15%)
Gas production in mcf            34,300    40,300    (15%)
Income   from  net   profits  $  122,617   42,118    191%
interests
Partnership distributions     $  35,000    -         100%
Limited              partner  $  31,500    -         100%
distributions
Per  unit  distribution   to
limited
 partners                     $    4.20         -    100%
Number  of  limited  partner     7,499     7,499
units

Revenues

The Partnership's income from net profits interests increased to $122,617 from $42,118 for the six months ended June 30, 2003 and 2002, respectively, an increase of 191%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 40%, or $8.95 per barrel, resulting in an increase of approximately $46,500 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the six months ended June 30, 2003 as compared to 55% during the six months ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 99%, or $2.74 per mcf, resulting in an increase of approximately $94,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $140,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 950 barrels or 15% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, resulting in a decrease of approximately $21,400 in income from net profits interests.

    Gas production decreased approximately 6,000 mcf or 15% during the same period, resulting in a decrease of approximately $16,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $38,000.

3. Lease operating costs and production taxes were 10% higher, or approximately $21,700 more during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Costs and Expenses

Total costs and expenses increased to $89,429 from $78,650 for the six months ended June 30, 2003 and 2002, respectively, an increase of 14%. The increase is the result of higher general and administrative expense and accretion expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 12% or approximately $7,300 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees and legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

2. Depletion expense decreased to $14,000 for the six months ended June 30, 2003 from $20,000 for the same period in 2002. This represents a decrease of 30%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the six months ended June 30, 2002 by $2,000 and decrease net income for the six months ended June 30, 2002 by $10,000. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2003, which was $1.28 applied to 10,917 BOE as compared to $1.55 applied to 12,867 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $366,254, a long term liability of approximately $236,759 and a gain of approximately $129,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $245,730. The increase in the asset retirement obligation from January 1, 2003 is due to accretion expense of $9,461, partially offset by a decrease of $490 due to sale of a property. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $53,700 in the six months ended June 30, 2003 as compared to approximately $(56,800) in the six months ended June 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $3,900 in the six months ended June 30, 2003. There were no cash flows provided by investing activities in the six months ended June 30, 2002. The principle source of the 2003 cash flow from investing activities was the sales of an oil and gas properties.

Cash flows used in financing activities were approximately $35,000 in the six months ended June 30, 2003. There were no cash flows used in financing activities in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $35,000 of which $31,500 was distributed to the limited partners and $3,500 to the general partner. The per unit distribution to limited partners during the six months ended June 30, 2003 was $4.20. There were no distributions during the six months ended June 30, 2002.

The source for the 2003 distributions of $35,000 was oil and gas operations of approximately $53,700 and the change in oil and gas properties of approximately $3,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,898,543 have been made to the partners. As of June 30, 2003, $7,092,320 or $945.77 per limited partner unit has been distributed to the limited partners, representing a 95% return of the capital contributed.

As of June 30, 2003, the Partnership had approximately $79,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer
Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer
Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

          (b) Reports on Form 8-K:

             No reports on Form 8-
               K were filed during the quarter ended June 30, 2003.

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


                              SOUTHWEST ROYALTIES, INC.
                              INCOME FUND V,
                              a Tennessee limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  November 12, 2003

                 SECTION 302 CERTIFICATION   Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties, Inc. Income Fund V

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                 SECTION 302 CERTIFICATION   Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties, Inc. Income Fund V

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund V, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 12, 2003




/s/ H. H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V

                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund V, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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