Form 10-Q
period 2004-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2004-05-24
CIK 782149

1 of 22
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                              Yes X No ___

Indicate  by  check  mark whether the registrant is  an  accelerated
filer (as defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.


        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and  Rule  10-01  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                         March 31,   December
                                                       31,
                                           2004        2003
                                          ------      ------
                                        (unaudited)

Assets
---------
Current assets:
 Cash and cash equivalents           $  23,707      42,849
  Receivable from Managing  General     78,698      58,326
Partner
                                        ----------- ----------
                                        --          ---
   Total current assets                 102,405     101,175
                                        ----------- ----------
                                        --          ---
Oil  and gas properties - using the
full-
 cost method of accounting              6,216,644   6,216,644
  Less accumulated depreciation,
   depletion and amortization           5,649,496   5,641,497
                                        ----------- ----------
                                        --          ---
   Net oil and gas properties           567,148     575,147
                                        ----------- ----------
                                        --          ---
                                     $  669,553     676,322
                                        =======     =======
Liabilities and Partners' Equity
-----------------------------------
-----
Current liability:
 Distribution payable                $  25          34
                                        ----------- ----------
                                        --          ---

Asset retirement obligation             260,285     255,181
                                        ----------- ----------
                                        --          ---
Partners' equity:
 General partner                        (634,439)   (633,253)
 Limited partners                       1,043,682   1,054,360
                                        ----------- ----------
                                        --          ---
   Total partners' equity               409,243     421,107
                                        ----------- ----------
                                        --          ---
                                     $  669,553     676,322
                                        =======     =======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)

                                  Three Months Ended
                                       March 31,
                                    2004        2003
                                   ------      ------
Revenues
------------
Income   from  net   profits  $  96,839       92,510
interests
Interest                         79           7
Other                            247          -
                                 ----------   --------
                                              --
                                 97,165       92,517
                                 ----------   --------
                                              --
Expenses
------------
General and administrative       30,925       28,746
Depreciation, depletion  and     8,000        7,000
amortization
Accretion      of      asset     5,104        4,735
retirement obligation
                                 ----------   --------
                                              --
                                 44,029       40,481
                                 ----------   --------
                                              --
Net income before cumulative     53,136       52,036
effect

Cumulative effect of  change
in accounting
  principle - SFAS No. 143 -     -            129,495
See Note 3
                                 ----------   --------
                                              --
Net income                    $  53,136       181,531
                                 ======       ======
Net income allocated to:
 Managing General Partner     $  5,314        18,153
                                 ======       ======
 Limited partners             $  47,822       163,378
                                 ======       ======
       Per  limited  partner  $     6.38
unit    before    cumulative                  6.25
effect
      Cumulative effect  per           -
limited partner unit                          15.54
                                 ----------   --------
                                              --
       Per  limited  partner  $     6.38
unit                                          21.79
                                 ======       ======

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2004      2003
                                      -------   -------
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  79,871    47,814
 Cash paid to suppliers               (34,330)  (39,262)
 Interest received                    79        7
 Other                                247       -
                                      --------  --------
                                      --        --
   Net cash provided by operating     45,867    8,559
activities
                                      --------  --------
                                      --        --
Cash  flows provided by investing
activities

 Sale of oil and gas properties       -         1,215
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (65,009)  (283)
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     (19,142)  9,491
and cash equivalents

 Beginning of period                  42,849    7,539
                                      --------  --------
                                      --        --
 End of period                     $  23,707    17,030
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  53,136    181,531

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     8,000     7,000
amortization
  Accretion  of asset  retirement     5,104     4,735
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         (129,495
                                                )
 Increase in receivables              (16,968)  (44,696)
 Decrease in payables                 (3,405)   (10,516)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  45,867    8,559
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $  -         366,254
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No.
143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $366,254, a long term liability of approximately $236,759 and a gain of approximately $129,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $260,285. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $5,104.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

Based on current conditions, management anticipates performing no workovers during 2004 to enhance production. The partnership will most likely continue to experience the historical production decline, which has approximated 19% per year. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be changed to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The   following   table   provides  certain  information   regarding
performance factors for the quarters ended March 31, 2004 and 2003:

                               Three Months     Percenta
                                                   ge
                                March 31,       Increase
                              2004      2003    (Decreas
                                                   e)
                             ------    ------   --------
                                                   --
Average    price    per  $  32.85               -
barrel of oil                         32.91
Average  price per  mcf  $   6.09               (8%)
of gas                                6.61
Oil    production    in     2,620     3,000     (13%)
barrels
Gas production in mcf       16,190    16,600    (2%)
Income from net profits  $  96,839    92,510    5%
interests
Partnership              $  65,000    -         100%
distributions
Limited         partner  $  58,500    -         100%
distributions
Per  unit  distribution  $   7.80          -    100%
to limited partners

Number    of    limited     7,499     7,499
partner units

Revenues

The Partnership's income from net profits interests increased to $96,839 from $92,510 for the quarters ended March 31, 2004 and 2003, respectively, an increase of 5%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by less than 1%, or $.06 per barrel, resulting in a decrease of approximately $200 in income from net profits interests. Oil sales represented 47% of total oil and gas sales during the quarter ended March 31, 2004 as compared to 47% during the quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 8%, or $.52 per mcf, resulting in a decrease of approximately $8,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $8,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 380 barrels or 13% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in a decrease of approximately $12,500 in income from net profits interests.

    Gas production decreased approximately 410 mcf or 2% during the same period, resulting in a decrease of approximately $2,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $15,200. The decrease in oil volumes is the result of the sale of three properties in 2003.

3. Lease operating costs and production taxes were 24% lower, or approximately $28,200 less during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The larger lease operating costs in 2003 were related to three properties sold and well work preformed on three other wells.

Costs and Expenses

Total costs and expenses increased to $44,029 from $40,481 for the quarters ended March 31, 2004 and 2003, respectively, an increase of 9%. The increase is a direct result of the increase in accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties, general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $2,200 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of approximately $1,660 in quarterly accounting review fees.

2. Depletion expense increased to $8,000 for the quarter ended March 31, 2004 from $7,000 for the same period in 2003. This represents an increase of 14%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2004, which was $1.50 applied to 5,318 BOE as compared to $1.21 applied to 5,767 BOE for the same period in 2003.

Cumulative effect of change in accounting principle - SFAS No. 143 On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $366,254, a long term liability of approximately $236,759 and a gain of approximately $129,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $260,285. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $5,104.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash  flows  provided  by  operating activities  were  approximately
$45,900 in the quarter ended March 31, 2004 as compared to approximately $8,600 in the quarter ended March 31, 2003.

There were no cash flows provided by investing activities in the quarter ended March 31, 2004. Cash flows provided by investing activities were approximately $1,200 in the quarter ended March 31, 2003.

Cash flows used in financing activities were approximately $65,000 in the quarter ended March 31, 2004 as compared to approximately $300 in the quarter ended March 31, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $65,000 of which $58,500 was distributed to the limited partners and $6,500 to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2004 was $7.80. There were no distributions during the quarter ended March 31, 2003.

The source for the 2004 distributions of $65,000 was oil and gas operations of approximately $45,900, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $8,006,841 have been made to the general and limited partners. As of March 31, 2004, $7,190,618 or $958.88 per limited partner unit has been distributed to the limited partners, representing a 96% return of the capital contributed.

As of March 31, 2004, the Partnership had approximately $102,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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


                              SOUTHWEST ROYALTIES, INC.
                              INCOME FUND V,
                              a Tennessee limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ---------------------------------
---------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 14, 2004

              SECTION 302 CERTIFICATION   Exhibit 31.1


I, H.H. Wommack, III, certify that:

1.I  have  reviewed this quarterly report on Form 10-Q of  Southwest
  Royalties, Inc. Income Fund V, L.P.,

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


Date:  May 14, 2004                /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman,  President  and  Chief
Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Royalties, Inc. Income
Fund V

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


Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Royalties, Inc. Income
Fund V

                CERTIFICATION PURSUANT TOExhibit 32.1
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund V, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 14, 2004




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

                CERTIFICATION PURSUANT TOExhibit 32.2
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund V, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V