Form 10-Q
period 2004-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2004-11-15
CIK 782149

Page 22 of 23
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas, 79705
                 (Address of principal executive offices)

                              (432) 682-6324
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23




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



                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.



                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                         September   December
                                            30,        31,
                                           2004        2003
                                          ------      ------
                                        (unaudited)

Assets
---------
Current assets:
 Cash and cash equivalents           $  31,583      42,849
  Receivable from Managing  General     64,611      58,326
Partner
                                        ----------- ----------
                                        ---         ---
   Total current assets                 96,194      101,175
                                        ----------- ----------
                                        ---         ---
Oil  and gas properties - using the
full-
 cost method of accounting              6,216,644   6,216,644
  Less accumulated depreciation,
   depletion and amortization           5,660,509   5,641,497
                                        ----------- ----------
                                        ---         ---
   Net oil and gas properties           556,135     575,147
                                        ----------- ----------
                                        ---         ---
                                     $  652,329     676,322
                                        ========    =======
Liabilities and Partners' Equity
-----------------------------------
-----
Current liability:
 Distribution payable                $  270         34
                                        ----------- ----------
                                        ---         ---

Asset retirement obligation             270,492     255,181
                                        ----------- ----------
                                        ---         ---
Partners' equity:
 General partner                        (637,207)   (633,253)
 Limited partners                       1,018,774   1,054,360
                                        ----------- ----------
                                        ---         ---
   Total partners' equity               381,567     421,107
                                        ----------- ----------
                                        ---         ---
                                     $  652,329     676,322
                                        ========    =======


                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                    Three Months       Nine Months
                                       Ended              Ended
                                   September 30,      September 30,
                                    2004     2003     2004     2003
                                   -----     -----    -----    -----
Revenues
-------------
Income from net profits        $ 81,482     32,254   234,484  154,871
interests
Interest                         56         54       187      100
Other                            -          -        247      -
                                 ---------  -------  -------  -------
                                 ---        -----    -----    ---
                                 81,538     32,308   234,918  154,971
                                 ---------  -------  -------  -------
                                 ---        -----    -----    ---

Expenses
------------
General and administrative       31,544     31,398   95,135   97,367
Depreciation, depletion and      4,012      6,000    19,012   20,000
amortization
Accretion of asset retirement    5,104      4,726    15,311   14,186
obligation
                                 ---------  -------  -------  -------
                                 ---        -----    -----    ---
                                 40,660     42,124   129,458  131,553
                                 ---------  -------  -------  -------
                                 ---        -----    -----    ---
Net income (loss) before         40,878     (9,816)  105,460  23,418
cumulative effect

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -      -          -        -        129,495
See Note 3
                                 ---------  -------  -------  -------
                                 ---        -----    -----    ---
Net income (loss)              $ 40,878     (9,816)  105,460  152,913
                                 =======    =======  =======  ======
Net income (loss) allocated
to:

 Managing General Partner      $ 4,088      (982)    10,546   15,291
                                 =======    =======  =======  ======
 Limited Partners              $ 36,790     (8,834)  94,914   137,622
                                 =======    =======  =======  ======
  Per limited partner unit     $   4.91     (1.18)   12.66
before cumulative effect                                      2.81
  Cumulative effect per          -          -            -
limited partner unit                                          15.54
                                 ---------  -------  -------  -------
                                 ---        -----    -----    ---
  Per limited partner unit     $   4.91     (1.18)   12.66
                                                              18.35
                                 =======    =======  =======  ======

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                      2004      2003
                                                     -----     -----
       Cash flows from operating activities

        Cash received from income from net
         profits interests                        $ 218,471   147,341
        Cash paid to suppliers                      (85,407   (82,290
                                                    )         )
        Interest received                           187       100
        Other                                       247       -
                                                    -------   -------
                                                    ---       ---
         Net cash provided by  operating            133,498   65,151
       activities
                                                    -------   -------
                                                    ---       ---
       Cash flows from investing activities:
        Sale of oil and gas properties              -         12,189
                                                    -------   -------
                                                    ---       ---
       Cash flows used in financing activities
        Distributions to partners                   (144,76   (34,966
                                                    4)        )
                                                    -------   -------
                                                    ---       ---
         Net (decrease) increase in cash and        (11,266   42,374
       cash equivalents                             )

        Beginning of period                         42,849    7,539
                                                    -------   -------
                                                    ---       ---
        End of period                             $ 31,583    49,913
                                                    ======    ======
       Reconciliation of net income to net cash provided by operating activities

       Net income                                 $ 105,460   152,913

       Adjustments to reconcile net income to
       net
        cash provided by operating activities

        Depreciation, depletion and amortization    19,012    20,000
        Accretion of asset retirement obligation    15,311    14,186
        Cumulative effect of change in
       accounting
         principle - SFAS No. 143                   -         (129,49
                                                              5)
        (Increase) decrease in receivables          (16,013   (7,530)
                                                    )
        Increase (decrease) in payables             9,728     15,077
                                                    -------   -------
                                                    ---       ---
       Net cash provided by operating activities  $ 133,498   65,151
                                                    ======    ======
       Noncash investing and financing
       activities

        Increase in oil and gas properties -
       Adoption
         of SFAS No. 143                          $ -         366,254
                                                    ======    ======
        Decrease in oil and gas properties -
       SFAS No. 143
         sale of properties                       $ -         489
                                                    ======    ======

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Royalties, Inc. Income Fund V was organized under the laws of the state of Tennessee on May 1, 1986, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $366,254, a long term liability of approximately $236,759 and a gain of approximately $129,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $270,492. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $15,311.


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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $   42.19              40%
oil                                        30.17
Average price per mcf of gas  $    5.78              27%
                                           4.56
Oil production in barrels        2,193     2,300     (5%)
Gas production in mcf            18,697    15,800    18%
Income   from  net   profits  $  81,482    32,254    153%
interests
Partnership distributions     $  55,000    -         100%
Limited              partner  $  49,500    -         100%
distributions
Per  unit  distribution   to  $    6.60         -    100%
limited partners
Number  of  limited  partner     7,499     7,499
units

Revenues

The Partnership's income from net profits interests increased to $81,482 from $32,254 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 153%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 40%, or $12.02 per barrel, resulting in an increase of approximately $26,400 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 49% during the quarter ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 27%, or $1.22 per mcf, resulting in an increase of approximately $22,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $49,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 107 barrels or 5% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $3,200 in income from net profits interests.

    Gas production increased approximately 2,897 mcf or 18% during the same period, resulting in an increase of approximately $13,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $10,000. Gas volumes were lower on two producing properties in 2003 due to high line pressure. Also contributing to the higher volumes in 2004 was an increase in net volumes due to a higher revenue interest in a well after payout was reached in October 2003.

3.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $9,900 more during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $40,660 from $42,124 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of 3%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $100 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. Depletion expense decreased to $4,012 for the quarter ended September 30, 2004 from $6,000 for the same period in 2003. This represents a decrease of 33%. The depletion rate for the quarter ended September 30, 2004 was $.76 applied to 5,309 BOE compared to $1.22 applied to 4,933 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3. Accretion expense increased to $5,104 for the quarter ended September 30, 2004 from $4,726 for the same period in 2003. This represents an increase of 8%.



B.  General Comparison of the Nine-Month Periods Ended September 30, 2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $   37.29              20%
oil                                        31.09
Average price per mcf of gas  $    5.96              15%
                                           5.20
Oil production in barrels        7,003     7,500     (7%)
Gas production in mcf            51,367    50,100    3%
Income   from  net   profits  $  234,484   154,871   51%
interests
Partnership distributions     $  145,000   35,000    314%
Limited              partner  $  130,500   31,500    314%
distributions
Per  unit  distribution   to
limited
 partners                     $   17.40              314%
                                           4.20
Number  of  limited  partner     7,499     7,499
units

Revenues

The Partnership's income from net profits interests increased to $234,484 from $154,871 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 51%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 20%, or $6.20 per barrel, resulting in an increase of approximately $43,400 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 47% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.76 per mcf, resulting in an increase of approximately $39,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $82,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 497 barrels or 7% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $15,500 in income from net profits interests.

    Gas production increased approximately 1,267 mcf or 3% during the same period, resulting in an increase of approximately $6,600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $8,900.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $5,900 less during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $129,458 from $131,553 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 2%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in accretion expense.

1. General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,200 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. Depletion expense decreased to $19,012 for the nine months ended September 30, 2004 from $20,000 for the same period in 2003. This represents a decrease of 5%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $1.22 applied to 15,564 BOE as compared to $1.26 applied to 15,850 BOE for the same period in 2003.

3.  Accretion  expense  increased to $15,311  for  the  nine  months  ended
    September  30,  2004 from $14,186 for the same period  in  2003.   This
    represents an increase of 8%.



Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $133,500 in the nine months ended September 30, 2004 as compared to approximately $65,200 in the nine months ended September 30, 2003.

There  were  no  cash flows provided by investing activities  in  the  nine months ended September 30, 2004. Cash flows provided by investing activities were approximately $12,200 in the nine months ended September 30, 2004.

Cash flows used in financing activities were approximately $144,800 in the nine months ended September 30, 2004 as compared to approximately $35,000 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $145,000 of which $130,500 was distributed to the limited partners and $14,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $17.40. Total distributions during the nine months ended September 30, 2003 were $35,000 of which $31,500 was distributed to the limited partners and $3,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $4.20.

The source for the 2004 distributions of $145,000 was oil and gas operations of approximately $133,500, with the balance from available cash on hand at the beginning of the period. The source for the 2003 distributions of $35,000 was oil and gas operations of approximately $65,200 and the change in oil and gas properties of approximately $12,200, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $8,086,841 have been made to the partners. As of September 30, 2004, $7,262,618 or $968.48 per limited partner unit has been distributed to the limited partners, representing a 97% return of the capital contributed.

As of September 30, 2004, the Partnership had approximately $95,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


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

Date:     November 15, 2004

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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V
                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund V, (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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

                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund V, (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund V