Form 10-Q
period 2005-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2005-05-16
CIK 782149

1 of 12
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                      6 Desta Drive, Suite 6500
                        Midland, Texas 79705
              (Address of principal executive offices)

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


        The total number of pages contained in this report is 20.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and  Rule  10-01  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                           March    December
                                            31,       31,
                                           2005       2004
                                          ------     ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  31,316     29,725
  Receivable  from  Managing  General    86,724     90,993
Partner
 Other                                   920        690
                                         --------   --------
                                         ----       ----
   Total current assets                  118,960    121,408
                                         --------   --------
                                         ----       ----
Oil  and  gas properties - using  the
full-
 cost method of accounting               6,216,64   6,216,64
                                         4          4
  Less accumulated depreciation,
   depletion and amortization            5,668,77   5,664,40
                                         1          6
                                         --------   --------
                                         ----       ----
   Net oil and gas properties            547,873    552,238
                                         --------   --------
                                         ----       ----
                                      $  666,833    673,646
                                         =======    =======
Liabilities and Partners' Equity
-------------------------------------
---
Current liability:
 Distribution payable                 $  467        87
                                         --------   --------
                                         ----       ----

Asset retirement obligation              278,504    274,578
                                         --------   --------
                                         ----       ----
Partners' equity (deficit):
 General partner                         (636,578   (635,466
                                         )          )
 Limited partners                        1,024,44   1,034,44
                                         0          7
                                         --------   --------
                                         ----       ----
   Total partners' equity                387,862    398,981
                                         --------   --------
                                         ----       ----
                                      $  666,833    673,646
                                         =======    =======












               The accompanying notes are an integral
                 part of these financial statements.

               Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2005      2004
                                     ------    ------
Revenues
------------
Income from net profits interests  $108,326   96,839
Interest                            124       79
Other                               -         247
                                    --------  --------
                                    --        --
                                    108,450   97,165
                                    --------  --------
                                    --        --
Expenses
------------
Depreciation,    depletion    and   4,365     8,000
amortization
Accretion   of  asset  retirement   3,926     5,104
obligation
General and administrative          31,278    30,925
                                    --------  --------
                                    --        --
                                    39,569    44,029
                                    --------  --------
                                    --        --
Net income                         $68,881    53,136
                                    ======    ======
Net income allocated to:
 Managing General Partner          $6,888     5,314
                                    ======    ======
 Limited partners                  $61,993    47,822
                                    ======    ======
     Per limited partner unit      $   8.27
                                              6.38
                                    ======    ======






















               The accompanying notes are an integral
                 part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)


                                      Three Months Ended
                                          March 31,
                                        2005      2004
                                      -------   -------
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  112,365   76,466
 Cash paid to suppliers               (31,278)  (30,925)
 Interest received                    124       79
 Other                                -         247
                                      --------  --------
                                      --        --
   Net cash provided by operating     81,211    45,867
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (80,000)  (65,000)
     Increase    (decrease)    in     380       (9)
distribution payable
                                      --------  --------
                                      --        --
    Net  cash  used in  financing     (79,620)  (65,009)
activities
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     1,591     (19,142)
and cash equivalents

 Beginning of period                  29,725    42,849
                                      --------  --------
                                      --        --
 End of period                     $  31,316    23,707
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  68,881    53,136

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     4,365     8,000
amortization
  Accretion  of asset  retirement     3,926     5,104
obligation
     Decrease    (increase)    in     4,039     (20,373)
receivables
 Decrease in payables                 -         -
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  81,211    45,867
activities
                                      ======    ======







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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2005, and for the three months ended March 31, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be changed to current expense. As of March 31, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended March 31, 2005 and 2004

The   following   table   provides  certain  information   regarding
performance factors for the quarters ended March 31, 2005 and 2004:

                               Three Months     Percenta
                                                   ge
                                March 31,       Increase
                              2005      2004    (Decreas
                                                   e)
                             ------    ------   --------
                                                   --
Oil    production    in     2,233     2,620     (15%)
barrels
Gas production in mcf       14,480    16,190    (11%)
Total BOE                   4,646               (13%)
                                      5,318
Average    price    per  $  49.90               52%
barrel of oil                         32.85
Average  price per  mcf  $   5.59               (8%)
of gas                                6.09
Income from net profits  $  108,326   96,839    12%
interests
Partnership              $  80,000    65,000    23%
distributions
Limited         partner  $  72,000    58,500    23%
distributions
Per  unit  distribution  $   9.60               23%
to limited partners                   7.80

Number    of    limited     7,499     7,499
partner units

Income from net profits

The Partnership's income from net profits interests increased to $108,326 from $96,839 for the quarters ended March 31, 2005 and 2004, respectively, an increase of 12%. The principal factors affecting the comparison of the quarters ended March 31, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 by 52%, or $17.05 per barrel, resulting in an increase of approximately $38,100 in income from net profits interests. Oil sales represented 58% of total oil and gas sales during the quarter ended March 31, 2005 as compared to 47% during the quarter ended March 31, 2004.

The average price for an mcf of gas received by the Partnership decreased during the same period by 8%, or $.50 per mcf, resulting in a decrease of approximately $7,200 in income from net profits interests.

The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $30,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 387 barrels or 15% during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, resulting in a decrease of approximately $12,700 in income from net profits interests.

Gas production decreased approximately 1,710 mcf or 11% during the same period, resulting in a decrease of approximately $10,400 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $23,100. The decrease in oil volumes is from production decline on two wells. The decrease in gas volumes is the result of production decline on one well.

Lease operating costs and production taxes were 4% lower, or approximately $3,700 less during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Costs and Expenses

Total costs and expenses decreased to $39,569 for the quarter ended March 31, 2005 from $44,029 for the same period in 2004. This represents a decrease of 10%. The decrease is the result of lower depletion expense and accretion expense, partially offset by an increase in general and administrative expense.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $400 during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Depletion expense decreased to $4,365 for the quarter ended March 31, 2005 from $8,000 for the same period in 2004. This represents a decrease of 45%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2005, which was $.94 applied to 4,646 BOE as compared to $1.50 applied to 5,318 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $3,926 for the quarter ended March 31, 2005 from $5,104 for the same period in 2004. This represents a decrease of 23%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash  flows  provided  by  operating activities  were  approximately
$81,200 in the quarter ended March 31, 2005 as compared to approximately $45,900 in the quarter ended March 31, 2004.

Cash flows used in financing activities were approximately $79,600 in the quarter ended March 31, 2005 as compared to approximately
$65,000 in the quarter ended March 31, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2005 were $80,000 of which $72,000 ($9.60 per unit) was distributed to the limited partners and $8,000 to the general partner. Total distributions during the quarter ended March 31, 2004 were $65,000 of which $58,500 ($7.80 per unit) was distributed to the limited partners and $6,500 to the general partner.

The source for the 2005 distributions of $80,000 was oil and gas operations of approximately $81,200, resulting in excess cash for contingencies or subsequent distributions. The source for the 2004 distributions of $65,000 was oil and gas operations of approximately $45,900, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $8,206,841 have been made to the general and limited partners. As of March 31, 2005, $7,370,618 or $982.88 per limited partner unit has been distributed to the limited partners, representing a 98% return of the capital contributed.

As of March 31, 2005, the Partnership had approximately $118,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:  May 16, 2005

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


Date: May 16, 2005                 /s/ L. Paul Latham
                                   L. Paul Latham
                                    President  and  Chief  Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Royalties, Inc. Income
Fund V

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


Date:  May 16, 2005                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                      Vice   President   and   Chief
Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Royalties, Inc. Income
Fund V

                                                        Exhibit 32.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                       CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund V (the "Company"), hereby certifies that:

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

                                   May 16, 2005


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

                                   May 16, 2005