Form 10-Q
period 2005-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2005-08-15
CIK 782149

17

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                         June 30,   December
                                                      31,
                                           2005       2004
                                          ------     ------
                                         (unaudit
                                            ed)

Assets
---------
Current assets:
 Cash and cash equivalents            $  26,084     29,725
  Receivable  from  Managing  General    105,264    90,993
Partner
 Other                                   920        690
                                         --------   --------
                                         ------     ------
   Total current assets                  132,268    121,408
                                         --------   --------
                                         ------     ------
Oil  and  gas properties - using  the
full-
 cost method of accounting               6,199,76   6,216,64
                                         3          4
  Less accumulated depreciation,
   depletion and amortization            5,674,21   5,664,40
                                         3          6
                                         --------   --------
                                         ------     ------
   Net oil and gas properties            525,550    552,238
                                         --------   --------
                                         ------     ------
                                      $  657,818    673,646
                                         ========   ========
Liabilities and Partners' Equity
-------------------------------------
---
Current liability:
 Distribution payable                 $  157        87
                                         --------   --------
                                         ------     ------

Asset retirement obligation              265,549    274,578
                                         --------   --------
                                         ------     ------
Partners' equity (deficit):
 General partner                         (636,153   (635,466
                                         )          )
 Limited partners                        1,028,26   1,034,44
                                         5          7
                                         --------   --------
                                         ------     ------
   Total partners' equity                392,112    398,981
                                         --------   --------
                                         ------     ------
                                      $  657,818    673,646
                                         ========   ========











                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                         Statements of Operations
                               (unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                    2005       2004      2005       2004
                                    -----     -----      -----     -----
Revenues
-------------
Income    from   net   profits  $ 104,766    56,163    213,093   153,003
interests
Interest                          94         53        218       131
Other                             -          -         -         247
                                  --------   --------  --------  ---------
                                  ---        -         ---       --
                                  104,860    56,216    213,311   153,381
                                  --------   --------  --------  ---------
                                  ---        -         ---       --
Expenses
------------
Depreciation,  depletion   and    5,443      7,000     9,808     15,000
amortization
Accretion expense                 3,926      5,104     7,852     10,207
General and administrative        31,241     32,667    62,520    63,592
                                  --------   --------  --------  ---------
                                  ---        -         ---       --
                                  40,610     44,771    80,180    88,799
                                  --------   --------  --------  ---------
                                  ---        -         ---       --
Net income                      $ 64,250     11,445    133,131   64,582
                                  ======     =====     ======    ======
Net income allocated to:

 Managing General Partner       $ 6,425      1,144     13,313    6,458
                                  ======     =====     ======    ======
 Limited Partners               $ 57,825     10,301    119,818   58,124
                                  ======     =====     ======    ======
  Per limited partner unit      $   7.71                15.98         7.75
                                             1.37
                                  ======     =====     ======    ======





















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     ------
Cash    flows   from    operating
activities:

  Cash received from income  from
net
  profits interests                $  198,591   135,970
 Cash paid to suppliers               (62,520)  (63,592)
 Interest received                    218       131
 Other                                -         247
                                      --------  --------
                                      --        --
   Net cash provided by operating     136,289   72,756
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (140,000  (90,000)
                                      )
 Increase in distribution payable     70        87
                                      --------  --------
                                      --        --
   Net  cash  used  in  financing     (139,930  (89,913)
activities                            )
                                      --------  --------
                                      --        --

Net  decrease  in cash  and  cash     (3,641)   (17,157)
equivalents

Beginning of period                   29,725    42,849
                                      --------  --------
                                      --        --
End of period                      $  26,084    25,692
                                      ======    ======
Reconciliation of net income   to
net cash
     provided     by    operating
activities:

Net income                         $  133,131   64,582

Adjustments   to  reconcile   net
income to net cash
     provided     by    operating
activities:

   Depreciation,  depletion   and     9,808     15,000
amortization
 Accretion expense                    7,852     10,207
 Increase in receivables              (14,502)  (17,033)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  136,289   72,756
activities
                                      ======    ======
Noncash  investing and  financing
activities - SFAS No. 143

  Decrease working interest  from  $  (16,881)  -
farm-out
                                      =======   =======




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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        2,791     2,190     27%
Gas production in mcf            17,892    16,480    9%
Total BOE                         5,773              17%
                                           4,937
Average price per barrel  of  $   51.08              35%
oil                                        37.71
Average price per mcf of gas  $    7.24              20%
                                           6.05
Income   from  net   profits  $  104,766   56,163    87%
interests
Partnership distributions     $  60,000    25,000    140%
Limited              partner  $  54,000    22,500    140%
distributions
Per  unit  distribution   to  $    7.20              140%
limited partners                           3.00

Number  of  limited  partner     7,499     7,499
units

Income from net profits

The Partnership's income from net profits interests increased to $104,766 from $56,163 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 87%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 35%, or $13.37 per barrel, resulting in an increase of approximately $37,300 in income from net profits interests. Oil sales represented 52% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 45% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased by 20% or $1.19 per mcf, resulting in an increase of approximately $21,300 in income from net profits interest.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $58,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 601 barrels or 27% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in an increase of approximately $22,700 in income from net profits interests.

Gas production increased approximately 1,412 mcf or 9% during the same period, resulting in an increase of approximately $8,500 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $31,200. The increase in oil production is from additional zones in a well developed under a farm-out arrangement.

Lease operating costs and production taxes were 33% higher, or approximately $41,300 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase in lease operating costs are for well repairs on a well and lease and well equipment for two other wells. Production taxes are higher due to higher oil production and oil and gas prices.

Costs and Expenses

Total costs and expenses decreased to $40,610 from $44,771 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 9%. The decrease is the result of lower depletion expense, accretion expense and general and administrative expense.

General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,400 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $5,443 for the quarter ended June 30, 2005 from $7,000 for the same period in 2004. This represents a decrease of 22%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $.94 applied to 5,773 BOE compared to $1.42 applied to 4,937 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $3,926 for the quarter ended June 30, 2005 from $5,104 for the same period in 2004. This represents a decrease of 23%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        5,024     4,810     4%
Gas production in mcf            32,372    32,670    (1%)
Total BOE                        10,419              2%
                                           10,255
Average price per barrel  of  $   50.55              44%
oil                                        35.06
Average price per mcf of gas  $    6.50              7%
                                           6.07
Income   from  net   profits  $  213,093   153,003   39%
interests
Partnership distributions     $  140,000   90,000    56%
Limited              partner  $  126,000   81,000    56%
distributions
  Per  unit distribution  to  $   16.80              56%
limited partners                           10.80

Number  of  limited  partner     7,499     7,499
units

Income from net profits

The Partnership's income from net profits interests increased to $213,093 from $153,003 for the six months ended June 30, 2005 and 2004, respectively, an increase of 39%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 44%, or $15.49 per barrel, resulting in an increase of approximately $77,800 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the six months ended June 30, 2005 as compared to 46% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.43 per mcf, resulting in an increase of approximately $13,900 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $91,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 214 barrels or 4% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in an increase of approximately $7,500 in income from net profits interests.

Gas production decreased approximately 298 mcf or 1% during the same period, resulting in a decrease of approximately $1,800 in income from net profits interests.

The net total increase in income from net profits interests due to the change in production is approximately $5,700.

Lease operating costs and production taxes were 18% higher, or approximately $37,500 more during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in lease operating costs are for well repairs on a well and lease and well equipment for two other wells. Production taxes are higher due to higher oil and gas prices.

Costs and Expenses

Total costs and expenses decreased to $80,180 from $88,799 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 10%. The decrease is the result of lower depletion expense, accretion expense and general and administrative expense.

General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,100 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $9,808 for the six months ended June 30, 2005 from $15,000 for the same period in 2004. This represents a decrease of 35%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $.94 applied to 10,419 BOE as compared to $1.46 applied to 10,255 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $7,852 for the six months ended June 30, 2005 from $10,207 for the same period in 2004. This represents a decrease of 23%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $136,300 in the six months ended June 30, 2005 as compared to approximately $72,800 in the six months ended June 30, 2004.

Cash flows used in financing activities were approximately $139,900 in the six months ended June 30, 2005 as compared to approximately $89,900 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $140,000 of which $126,000 ($16.80 per unit) was distributed to the limited partners and $14,000 to the general partner. Total distributions during the six months ended June 30, 2004 were $90,000 of which $81,000 ($10.80 per unit) was distributed to the limited partners and $9,000 to the general partner.

The source for the 2004 distributions of $140,000 was oil and gas operations of approximately $136,300, with the balance from available cash on hand at the beginning of the period. The source for the 2004 distributions of $90,000 was oil and gas operations of approximately $72,800, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $8,266,841 have been made to the general and limited partners. As of June 30, 2005, $7,424,618 or $990.08 per limited partner unit has been distributed to the limited partners, representing 99% of capital contributed.

As of June 30, 2005, the Partnership had approximately $132,100 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:  August 12, 2005

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


Date: August 12, 2005              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund V (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005