Form 10-Q
period 2005-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2005-11-14
CIK 782149

Page 1 of 22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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


         The total number of pages contained in this report is 22

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                            Septemb  December
                                            er 30,      31,
                                             2005      2004
                                            ------    ------
                                            (unaudi
                                             ted)

Assets
---------
Current assets:
 Cash and cash equivalents             $ 108,136   29,725
  Receivable  from  Managing  General    17,070    90,993
Partner
 Other                                   920       690
                                         -------   ---------
                                         -----     ---
   Total current assets                  126,126   121,408
                                         -------   ---------
                                         -----     ---
Oil  and  gas properties - using  the
full-
 cost method of accounting               6,199,7   6,216,644
                                         63
  Less accumulated depreciation,
   depletion and amortization            5,678,5   5,664,406
                                         22
                                         -------   ---------
                                         -----     ---
   Net oil and gas properties            521,241   552,238
                                         -------   ---------
                                         -----     ---
                                       $ 647,367   673,646
                                         =======   =======
Liabilities and Partners' Equity
-------------------------------------
---
Current liability:
 Distribution payable                  $ 333       87
                                         -------   ---------
                                         -----     ---

Asset retirement obligation              269,475   274,578
                                         -------   ---------
                                         -----     ---
Partners' equity (deficit):
 General partner                         (637,60   (635,466)
                                         8)
 Limited partners                        1,015,1   1,034,447
                                         67
                                         -------   ---------
                                         -----     ---
   Total partners' equity                377,559   398,981
                                         -------   ---------
                                         -----     ---
                                       $ 647,367   673,646
                                         =======   =======












                  The accompanying notes are an integral
                    part of these financial statements.

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                    Three Months       Nine Months
                                       Ended              Ended
                                   September 30,      September 30,
                                    2005     2004     2005     2004
                                   -----     -----    -----    -----
Revenues
-------------
Income from net profits        $ 103,688    81,482   316,781  234,484
interests
Interest                         275        56       493      187
Other                            -          -        -        247
                                 ---------  -------  -------  -------
                                 ---        -----    -----    -----
                                 103,963    81,538   317,274  234,918
                                 ---------  -------  -------  -------
                                 ---        -----    -----    -----

Expenses
------------
Depreciation, depletion and      4,309      4,012    14,117   19,012
amortization
Accretion expense                3,926      5,104    11,778   15,311
General and administrative       30,281     31,544   92,801   95,135
                                 ---------  -------  -------  -------
                                 ---        -----    -----    -----
                                 38,516     40,660   118,696  129,458
                                 ---------  -------  -------  -------
                                 ---        -----    -----    -----
Net income                     $ 65,447     40,878   198,578  105,460
                                 =======    =======  =======  =======
Net income allocated to:

 Managing General Partner      $ 6,545      4,088    19,858   10,546
                                 =======    =======  =======  =======
 Limited Partners              $ 58,902     36,790   178,720  94,914
                                 =======    =======  =======  =======
  Per limited partner unit     $   7.85              23.83
                                            4.91              12.66
                                 =======    =======  =======  =======


















                  The accompanying notes are an integral
                    part of these financial statements.

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                      2005      2004
                                                     -----     -----
       Cash flows from operating activities

        Cash received from income from net
         profits interests                        $ 390,473   228,199
        Cash paid to suppliers                      (92,801   (95,135
                                                    )         )
        Interest received                           493       187
        Other                                       -         247
                                                    -------   -------
                                                    ---       ---
         Net cash provided by operating             298,165   133,498
       activities
                                                    -------   -------
                                                    ---       ---
       Cash flows used in financing activities
        Distributions to partners                   (220,00   (145,00
                                                    0)        0)
        Increase in distribution payable            246       236
                                                    -------   -------
                                                    ---       ---
          Net cash used in financing activities     (219,75   (144,76
                                                    4)        4)
                                                    -------   -------
                                                    ---       ---

         Net increase (decrease) in cash and        78,411    (11,266
       cash equivalents                                       )

        Beginning of period                         29,725    42,849
                                                    -------   -------
                                                    ---       ---
        End of period                             $ 108,136   31,583
                                                    ======    ======
       Reconciliation of net income to net cash provided by operating activities

       Net income                                 $ 198,578   105,460

       Adjustments to reconcile net income to
       net
        cash provided by operating activities

        Depreciation, depletion and amortization    14,117    19,012
        Accretion expense                           11,778    15,311
        Decrease (increase) in receivables          73,692    (6,285)
                                                    -------   -------
                                                    ---       ---
       Net cash provided by operating activities  $ 298,165   133,498
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        2,264     2,193     3%
Gas production in mcf            17,092    18,697    (9%)
Total BOE                        5,113     5,309     (4%)
Average price per barrel  of  $   63.43              50%
oil                                        42.19
Average price per mcf of gas  $    8.10              40%
                                           5.78
Income   from  net   profits  $  103,688   81,482    27%
interests
Partnership distributions     $  80,000    55,000    45%
Limited              partner  $  72,000    49,500    45%
distributions
Per  unit  distribution   to  $    9.60              45%
limited partners                           6.60
Number  of  limited  partner     7,499     7,499
units

Income from net profits

The Partnership's income from net profits interests increased to $103,688 from $81,482 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 27%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 50%, or $21.24 per barrel, resulting in an increase of approximately $48,100 in income from net profits interests. Oil sales represented 51% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 46% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $2.32 per mcf, resulting in an increase of approximately $39,700 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $87,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 71 barrels or 3% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in an increase of approximately $3,000 in income from net profits interests.

Gas production decreased approximately 1,605 mcf or 9% during the same period, resulting in a decrease of approximately $9,300 in income from net profits interests.

The net total decrease in income from net profits interests due to the change in production is approximately $6,300.

Lease operating costs and production taxes were 50% higher, or approximately $59,200 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in lease operating costs is primarily from well repairs on a salt water disposal well and surface repairs on a producing property.

Costs and Expenses

Total costs and expenses decreased to $38,516 from $40,660 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 5%. The decrease is the result of lower general and administrative expense and accretion expense, partially offset by an increase in depletion expense.

General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,300 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Depletion expense increased to $4,309 for the quarter ended September 30, 2005 from $4,012 for the same period in 2004. This represents an increase of 7%. The contributing factor to the increase in depletion rate is in relation to the BOE depletion rate for the quarter ended September 30, 2005 was $.84 applied to 5,113 BOE compared to $.76 applied to 5,309 BOE for the same period in 2004.

Accretion expense decreased to $3,926 for the quarter ended September 30, 2005 from $5,104 for the same period in 2004. This represents a decrease of 23%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Nine-Month Periods Ended September 30, 2005 and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        7,288     7,003     4%
Gas production in mcf            49,464    51,367    (4%)
Total BOE                        15,532    15,564    -
Average price per barrel  of  $   54.55              46%
oil                                        37.29
Average price per mcf of gas  $    7.06              18%
                                           5.96
Income   from  net   profits  $  316,781   234,484   35%
interests
Partnership distributions     $  220,000   145,000   52%
Limited              partner  $  198,000   130,500   52%
distributions
Per  unit  distribution   to
limited
 partners                     $   26.40              52%
                                           17.40
Number  of  limited  partner     7,499     7,499
units

Income from net profits

The Partnership's income from net profits interests increased to $316,781 from $234,484 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 35%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 46%, or $17.26 per barrel, resulting in an increase of approximately $125,800 in income from net profits interests. Oil sales represented 53% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 46% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 18%, or $1.10 per mcf, resulting in an increase of approximately $54,400 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $180,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 285 barrels or 4% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in an increase of approximately $10,600 in income from net profits interests.

Gas production decreased approximately 1,903 mcf or 4% during the same period, resulting in a decrease of approximately $11,300 in income from net profits interests.

The net total decrease in income from net profits interests due to the change in production is approximately $700.

Lease operating costs and production taxes were 29% higher, or approximately $96,800 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in lease operating costs is primarily from well repairs on a saltwater disposal well and surface repairs on a producing property.

Costs and Expenses

Total costs and expenses decreased to $118,696 from $129,458 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 8%. The decrease is the result of lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,300 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $14,117 for the nine months ended September 30, 2005 from $19,012 for the same period in 2004. This represents a decrease of 26%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.91 applied to 15,532 BOE as compared to $1.22 applied to 15,564 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $11,778 for the nine months ended September 30, 2005 from $15,311 for the same period in 2004. This represents a decrease of 23%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $298,200 in the nine months ended September 30, 2005 as compared to approximately $133,500 in the nine months ended September 30, 2004.

Cash flows used in financing activities were approximately $219,800 in the nine months ended September 30, 2005 as compared to approximately $144,800 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $220,000 of which $198,000 was distributed to the limited partners and $22,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $26.40. Total distributions during the nine months ended September 30, 2004 were $145,000 of which $130,500 was distributed to the limited partners and $14,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $17.40.

The  source  for  the  2005  distributions of  $220,000  was  oil  and  gas
operations  of  approximately  $298,200,  resulting  in  excess  cash   for
contingencies  or  subsequent  distributions.  The  source  for  the   2004
distributions of $145,000 was oil and gas operations of approximately $133,500, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $8,346,841 have been made to the partners. As of September 30, 2005, $7,496,618 or $999.68 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital contributed.

As of September 30, 2005, the Partnership had approximately $125,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:     November 14, 2005

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


Date: November 14, 2005            /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund V (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005