Form 10-K
period 2005-12-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2006-03-30
CIK 782149

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

                      limited partnership interests

Indicate  by check mark if the registrant is a well-known seasoned  issuer,
as defined in Rule 405 of the Securities Act.       Yes     No  X

Indicate  by  check mark if the registrant is not required to file  reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large  accelerated filer [   ]      Accelerated  filer   [    ]       Non-
 accelerated filer  [X]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

                            Table of Contents

Item                                                                  Page

     Glossary of Oil and Gas Terms                                       3

                                  Part I

 1.  Business                                                            5

1B.  Unresolved Staff Comments                                           7

 2.  Properties                                                          8

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

7A.  Quantitative and Qualitative Disclosures About Market Risk         15

 8.  Financial Statements and Supplementary Data                        16

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             31

9A.  Controls and Procedures                                            31

9B.  Other Information                                                  31

                                 Part III

10.  Directors and Executive Officers of the Registrant                 32

11.  Executive Compensation                                             32

12.  Security Ownership of Certain Beneficial Owners and Management     33

13.  Certain Relationships and Related Transactions                     33

14.  Principal Accountant Fees and Services                             33

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         34

     Signatures                                                         38

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

     Standardized measure of discounted future net cash flows. Present value of proved reserves, as adjusted to give effect to estimated future abandonment costs, net of the estimated salvage value of related equipment.

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

During 2005, the Partnership entered into one farmout agreement with the Managing General Partner through which the Managing General Partner drilled the JS lane #6 well and completed it as a producer. The Partnership retained 10% of its original interest in the well and paid none of the cost to drill and complete the well.

During 2005, the Partnership entered into two farmout agreements with the Managing General Partner through which the Managing General Partner performed workovers on two wells. The Partnership retained a 30% interest in the Mary K Shirk #1 and a 20% interest in the Mary Shirk #2 relative to the interest held prior to workover. The partnership paid none of the cost of the workovers.

Principal Products and Markets
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in Texas. During 2005, 51% of the Partnership's revenues were derived from the sale of oil production and 49% were derived from gas production. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

Environmental Matters
The Partnership's operations pertaining to oil and gas production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Partnership's operations. Such laws and regulations may substantially increase the cost of developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership's cash flow and earnings. The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2006. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership's operations, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Partnership.

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

Item 1B.  Unresolved Staff Comments

     Not applicable.

Item 2.  Properties

As of December 31, 2005, the Partnership possessed an interest in oil and gas properties located in Crane, Midland, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 28 wells and units.

Reserves
The following table sets forth certain information as of December 31, 2005 with respect to the Partnership's estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

                       Proved Developed      Proved      Total
                      -------------------    -------    -------
                      -------------------    -------     ----
                           ---------          ----
                      Produci    Nonprod     Undevel    Proved
                         ng       ucing       oped
                      -------    -------     -------    -------
                      -------    -------     -------     ----
                       -----       ----       ----
Oil (Bbls)            82,000      -           7,000       89,000
Gas (Mcf)             481,000     -           44,000      525,000
Total (BOE)           162,000     -           14,000      176,000

Standardized  measure
of discounted
   future  net   cash                                     $3,382,
flows                                                   000

The following table sets forth certain information as of December 31, 2005 regarding the Partnership's proved oil and gas reserves for certain significant fields.

                 Proved Reserves
              ----------------------
              ----------------------
                   ------------
                              Total    Percen
                               Oil      t of
               Oil     Gas    Equiva   Total
                               lent     Oil
              (Bbls   (Mcf    (BOE)    Equiva
                )       )               lent
              -----   ----    ------   ------
              -----   ----    ------   ------
               ---     ---     ---      ---
 Crane        49,00   243,    90,000   51.1%
              0       000
       Rhoda  28,00   98,0    44,000   25.0%
Walker        0       00
              8,000   62,0    18,000   10.2%
Amacker/Wils          00
hire
 Other        4,000   122,    24,000   13.7%
                      000
              -----   ----    ------   ------
              -----   ----    ------   ------
              --      ---     --       --
 Total        89,00   525,    176,00   100.0%
              0       000     0
              =====   ====    ======   ======
              ==      ==      ==       ==

The estimates of proved reserves at December 31, 2005 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership's proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership's proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2005 were $60.11 per Bbl of oil and natural gas liquids and $11.00 per Mcf of gas, as compared to $42.33 per Bbl of oil and $5.77 per Mcf of gas as of December 31, 2004.

The reserve information shown is estimated. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and standardized measure are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although the Partnership believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2005, there were 473 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined at the sole discretion of the Managing General Partner." During 2005, distributions were made totaling $300,000 with $270,000 ($36.00 per unit) distributed to the limited partners and $30,000 to the general partners.

Issuer Purchases of Equity Securities
After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership in accordance with the obligations set forth in the partnership agreement. The pricing mechanism used to calculate the repurchase is based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units under the partnership agreement is limited to an annual expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2005.

                Total
               Number
              of Units       Average
                              Price
   Period     Purchase      Paid Per
                  d           Unit
------------- --------      --------
------------- --------      --------
     --           -            --
January 2005    69.5         132.45
February 2005      -              -
 March 2005        -              -
 April 2005        -              -
  May 2005         -              -
  June 2005        -              -
  July 2005    263.5         215.25
 August 2005       -              -
  September        -              -
    2005
October 2005       -              -
November 2005      -              -
December 2005      -              -
              --------        -------
                            ---
   TOTALS        333         $197.97
               =====         ======

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with the financial statements included in Item 8:

                                      Years Ended December 31,
                          2005       2004       2003       2002       2001
                         ------     ------     ------     ------     ------
Revenues              $ 464,738    330,193     236,746   112,836    240,889

Net   income  (loss)
before
  cumulative  effect
of
 accounting change      305,464    162,874     64,910    (40,457    33,430
                                                         )

Net income (loss)       305,464    162,874     194,405   (48,457    33,430
                                                         )

Partners' share
   of   net   income
(loss):

  General partners      30,546     16,287      19,440    (4,846)     3,343

  Limited partners      274,918    146,587     174,965   (43,611    30,087
                                                         )

Limited    partners'
net
  income (loss)  per
unit
  before  cumulative
effect
    of    accounting     36.66      19.55       7.79     (4.86)       4.01
change

Limited    partners'
net
  income (loss)  per     36.66      19.55      23.33     (5.82)       4.01
unit

Limited    partners'
cash
  distributions  per     36.00      22.20       9.51     -           27.00
unit

Total assets          $ 722,674    673,646     676,322   305,000    353,457

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-K with data that is not readily available from those statements.

                               Year Ended December 31,
                               2005      2004      2003
                              ------    ------    ------
Oil production in            9,357     8,883     9,700
barrels
Gas production in mcf        64,738    65,699    67,700
Total (BOE)                  20,147    19,833    20,983
Average price per barrel  $    55.35             30.75
of oil                                 39.56
Average price per mcf of  $     7.73              5.05
gas                                    6.34
Partnership               $  300,000   185,000   78,298
distributions
Limited partner           $  270,000   166,500   71,298
distributions
Per unit distribution to  $    36.00     22.20    9.51
limited partners
Number of limited            7,499     7,499     7,499
partner units

Operating Results
The following discussion compares our results for the year ended December 31, 2005 to the two previous years. All references to 2005, 2004 and 2003 within this section refer to the respective annual periods.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2005 to 2004, oil and gas sales increased $250,700, of which price variances accounted for a $238,000 increase and production variances accounted for a $12,700 increase. Comparing 2004 to 2003, oil and gas sales increased $128,000, of which price variances accounted for a $163,200 increase and production variances accounted for a $35,200 decrease.

Production in 2005 (on a BOE basis) was 2% higher than 2004 and 4% lower than 2003. We increased our oil production in 2005 due primarily to a workover on a well. Our gas production was 1% lower in 2005 than 2004 due primarily to normal production decline.

In 2005, our realized oil price was 40% higher than 2004 and 80% higher than 2003, while our realized gas price was 22% higher than 2004 and 53% higher than 2003. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $22.13 per BOE in 2004 and $19.80 per BOE in 2003 to $27.53 per BOE in 2005. The increase in oil and gas production costs in 2005 was due primarily to higher oilfield service costs and an increase in activities. Also contributing to the increase was higher production tax costs related to higher product prices. It is likely that these factors will continue to contribute to higher production costs in future periods.

Expenses
Depletion on a BOE basis decreased 15% from 2004 and 27% from 2003. Comparing 2005 to 2004, depletion expense decreased $3,000, of which rate variances accounted for a $3,400 decrease and production variances accounted for a $400 increase. Comparing 2004 to 2003, depletion expense decreased $5,600, of which rate variances accounted for a $4,000 decrease and production variances accounted for a $1,600 decrease. Depletion rates are a function of net capitalized costs and estimated reserve quantities. The rates for 2006 are expected to be similar to the 2005 rates.

General and administrative ("G&A") expenses were 2% lower than 2004 and 2% lower than 2003 due primarily to lower engineering fees and lower annual report printing costs.

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2005 were $300,000, of which $270,000 was distributed to the limited partners and $30,000 to the general partners. Cumulative cash distributions of
$8,426,841 have been made to the general and limited partners as of December 31, 2005. As of December 31, 2005, $7,568,618 or $1,009.28 per
limited partner unit has been distributed to the limited partners, representing 101% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs. Cash flow provided by operating activities for 2005 was 103% higher than 2004 due to the combined effects of several drivers. The positive benefits of a 33% increase in oil and gas sales, driven primarily by higher oil and gas prices, were offset in part by increases in production costs. Our only use in financing activities is the distribution to partners which was 62% higher than 2004.

As of December 31, 2005, the Partnership had approximately $163,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                      Page

Report of Independent Registered Public Accounting Firm                17

Balance Sheets                                                         18

Statements of Operations                                               19

Statement of Changes in Partners' Equity                               20

Statements of Cash Flows                                               21

Notes to Financial Statements                                          23

                     REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties, Inc. Income Fund V
(A Tennessee Limited Partnership)


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund V (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund V as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.






KPMG LLP
Dallas, Texas
March 30, 2006

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                              Balance Sheets


                                            December 31,
                                           2005       2004
Assets                                    ------     ------
---------
Current assets:
 Cash and cash equivalents            $  78,392     29,725
  Receivable  from  Managing  General    85,383     90,993
Partner
 Other                                   -          690
                                         --------   --------
                                         ----       ----
   Total current assets                  163,775    121,408
                                         --------   --------
                                         ----       ----
Oil  and  gas properties - using  the
full-
 cost method of accounting               6,243,17   6,216,64
                                         1          4
  Less accumulated depreciation,
   depletion and amortization            5,684,27   5,664,40
                                         2          6
                                         --------   --------
                                         ----       ----
   Net oil and gas properties            558,899    552,238
                                         --------   --------
                                         ----       ----
                                      $  722,674    673,646
                                         =======    =======
Liabilities and Partners' Equity
-------------------------------------
---
Current liability:
 Distribution payable                 $  25         87
                                         --------   --------
                                         ----       ----

Asset retirement obligation              318,204    274,578
                                         --------   --------
                                         ----       ----
Partners' equity (deficit):
 General partner                         (634,920   (635,466
                                         )          )
 Limited partners                        1,039,36   1,034,44
                                         5          7
                                         --------   --------
                                         ----       ----
   Total partners' equity                404,445    398,981
                                         --------   --------
                                         ----       ----
                                      $  722,674    673,646
                                         =======    =======











                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Operations

                                     Years ended December 31,
                                     2005      2004      2003
Revenues                            ------    ------    ------
-------------
   Income   from  net  profits  $  463,917   329,027   224,473
interests
 Interest income                   821       251       181
 Other                             -         915       12,092
                                   --------  --------  --------
                                   ---       ---       ---
                                   464,738   330,193   236,746
                                   --------  --------  --------
                                   ---       ---       ---
Expenses
------------
  Depreciation, depletion  and     19,867    22,909    28,490
amortization
 Accretion expense                 17,099    19,397    18,912
 General and administrative        122,308   125,013   124,434
                                   --------  --------  --------
                                   ---       ---       ---
                                   159,274   167,319   171,836
                                   --------  --------  --------
                                   ---       ---       ---
Net  income  before cumulative
effect
 of accounting change              305,464   162,874   64,910

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         129,495
See Note 3
                                   --------  --------  --------
                                   ---       ---       ---
Net income                      $  305,464   162,874   194,405
                                   ======    ======    ======
Net income allocated to:

 Managing General Partner       $  30,546    16,287    19,440
                                   ======    ======    ======
 Limited partners               $  274,918   146,587   174,965
                                   ======    ======    ======
   Per  limited  partner  unit  $    36.66     19.55
before cumulative effect                               7.79
    Cumulative   effects   per           -         -
limited partner unit                                   15.54
                                   --------  --------       ---
                                   ---       ---       --------
  Per limited partner unit      $   36.66     19.55
                                                       23.33
                                    ======   ======
                                                       ======




                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2005, 2004 and 2003

                                               General   Limited
                                               Partner   Partners   Total
                                              --------  ---------  -------
                                                 ---        --

Balance at December 31, 2002                $ (645,693  950,693    305,000
                                              )

 Net income                                   19,440    174,965    194,405

 Distributions                                (7,000)   (71,298)   (78,298)
                                              --------  ---------  --------
                                              ----      ----       ----
Balance at December 31, 2003                  (633,253  1,054,360  421,107
                                              )

 Net income                                   16,287    146,587    162,874

 Distributions                                (18,500)  (166,500)  (185,000
                                                                   )
                                              --------  ---------  --------
                                              ----      ----       ----
Balance at December 31, 2004                  (635,466  1,034,447  398,981
                                              )

 Net income                                   30,546    274,918    305,464

 Distributions                                (30,000)  (270,000)  (300,000
                                                                   )
                                              --------  ---------  --------
                                              ----      ----       ----
Balance at December 31, 2005                $ (634,920  1,039,365  404,445
                                              )
                                              =======   =======    =======

























                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Cash Flows

                                      Years ended December 31,
                                      2005       2004      2003
                                    -------    -------    -------
Cash    flows   from   operating
activities:

  Cash received from net profits $ 470,216    295,670    212,716
interests
  Cash  paid  for administrative
fees and general
  and administrative overhead      (122,308)  (125,013)  (124,434)
 Interest received                 821        251        181
 Other                             -          915        12,092
                                   ---------  ---------  ---------
                                   ---        ---        ---
  Net cash provided by operating   348,729    171,823    100,555
activities
                                   ---------  ---------  ---------
                                   ---        ---        ---
Cash    flows   from   investing
activities:

 Sale of oil and gas properties    -          -          12,765
                                   ---------  ---------  ---------
                                   ---        ---        ---
Cash    flows   from   financing
activities:

 Distributions to partners         (300,000)  (185,000)  (78,298)
    (Decrease)    increase    in   (62)       53         288
distribution payable
                                   ---------  ---------  ---------
                                   ---        ---        ---
   Net  cash  used in  financing   (300,062)  (184,947)  (78,010)
activities
                                   ---------  ---------  ---------
                                   ---        ---        ---
Net  increase (decrease) in cash
and
 cash equivalents                  48,667     (13,124)   35,310

Beginning of year                  29,725     42,849     7,539
                                   ---------  ---------  ---------
                                   ---        ---        ---
End of year                      $ 78,392     29,725     42,849
                                   =======    =======    =======
                                                         (continue
                                                         d)
                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)
                         Statements of Cash Flows

                                      Years ended December 31,
                                      2005       2004      2003
                                    -------    -------    -------
Reconciliation of net income  to
net
   cash  provided  by  operating
activities:

Net income                       $ 305,464    162,874    194,405

Adjustments  to  reconcile   net
income to net
   cash  provided  by  operating
activities:

   Depreciation,  depletion  and   19,867     22,909     28,490
amortization
 Accretion expense                 17,099     19,397     18,912
  Cumulative effect of change in   -          -          (129,495)
accounting principle
    Decrease    (increase)    in   6,299      (33,357)   (11,757)
receivables
                                   ---------  ---------  ---------
                                   ---        ---        ---
Net  cash  provided by operating $ 348,729    171,823    100,555
activities
                                   =======    =======    =======
Noncash investing and financing
activities:
 Increase in oil and gas
properties - Adoption
  of SFAS No. 143                $ -          -          366,254
                                   =======    =======    =======
 Increase (decrease) in oil and
gas properties -
  SFAS No. 143                   $ 26,527     -          (490)
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2005, 2004 and 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2005, there were no timing differences which resulted in a deficit net profit interest.

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

     Revenue Recognition
     The Partnership recognizes oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2005 and 2004, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2005 and 2004 is $83,786 and $111,380, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies- continued

     Number of Limited Partner Units
     As of December 31, 2005, 2004 and 2003, there were 7,499 limited partner units outstanding held by 473, 519 and 556 partners.

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

     Net Income per limited partnership unit
     The net income per limited partnership unit is calculated by using the number of outstanding limited partnership units.

     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

3.   Asset Retirement Obligations
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). The standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of $366,254, a long term liability of $236,759 and a gain of $129,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.

     Changes in abandonment obligations for 2005 and 2004 are as follows:

                                        2005     2004
                                       -------  -------
Beginning of year                   $  274,578  255,181
Additional abandonment obligations     1,053    -
from new wells
Reduction  of obligations  due  to     (16,881  -
farmouts                               )
Accretion expense                      17,099   19,397
Revisions of previous estimates        42,355   -
                                       -------  -------
                                       -------  -----
End of year                         $  318,204  274,578
                                       =======  =======
                                       =

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

     As of December 31, 2005, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $104,600, $101,900 and $101,800 for the years ended December 31, 2005, 2004 and 2003, respectively. The amounts for administrative overhead attributable to operating the partnerships properties has been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $109,200 during 2005, 2004 and 2003, as an administrative fee, for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of $85,400 and $90,993 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2005 and 2004, respectively.

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

     The Partnership's interest in proved oil and gas reserves is as follows:

                                           Oil          Gas
                                          (bbls)       (mcf)
                                         --------    --------
                                          -----        ----
Total Proved -


January 1, 2003                           89,000      545,000

 Sales of reserves in place              (6,000)     (2,000)
 Revisions of previous estimates         (11,000)    (54,000)
 Production                                 (10,0       (68,00
                                         00)         0)
                                         --------    --------
                                         --          --
December 31, 2003                         62,000      421,000

 Revisions of previous estimates         34,000      236,000
 Production                                 (9,00       (66,00
                                         0)          0)
                                         --------    --------
                                         --          --
December 31, 2004                        87,000      591,000

 New discoveries and extensions          -           3,000
 Revisions of previous estimates         11,000      (4,000)
 Production                              (9,000)     (65,000)
                                         --------    --------
                                         --          ---
December 31, 2005                        89,000      525,000
                                         ======      ======
Proved developed reserves -

December 31, 2003                         55,000      378,000
                                         ======      =======
December 31, 2004                         80,000      549,000
                                         ======      =======
December 31, 2005                        82,000      481,000
                                         ======      =======

     Net revisions of 10,000 BOE in 2005 consisted of approximately 22,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, net of downward revisions of approximately 12,000 BOE attributable to well performance primarily from properties in the Amacker/Wilshire field of West Texas. Net revisions of 73,000 BOE in 2004 consisted of upward revisions attributable to well performance primarily from properties in Crane field of West Texas.

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average oil price of $60.11, $42.33 and $31.78 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average natural gas price of $11.00, $5.77 and $5.75 per Mcf.

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

                  Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2005, 2004 and 2003 is presented below:














     Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                        2005     2004     2003
                                       -------  -------  -------
Extensions  and  discoveries   and
improved recovery net
    of   future   production   and  $  21,000   -        -
development costs
Sales of oil and gas produced, net     (464,00  (329,00  (224,00
of production costs                    0)       0)       0)
Changes  in  prices and production     1,349,0  375,000  76,000
costs                                  00
Changes   of   production    rates     (10,000  (149,00  (50,000
(timing) and other                     )        0)       )
Revisions  of previous  quantities     198,000  822,000  (184,00
estimates                                                0)
Accretion of discount                  208,000  124,000  151,000
Sales of minerals in place             -        -        (37,000
                                                         )
Discounted future net cash flows -
 Beginning of year                     2,080,0
                                       00       1,237,0  1,505,0
                                                00       00
                                       -------  -------  -------
                                       -------  -------  -------
 End of year                        $  3,382,0
                                       00       2,080,0  1,237,0
                                                00       00
                                       =======  =======  =======
                                       =        =        =

                  Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

8.   Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2005:
 Total revenues             $ 108,450   104,860   103,963   147,465
 Total expenses               39,569    40,610    38,516    40,579
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $ 68,881    64,250    65,447    106,886
                              =======   =======   =======   =======

  Net  income per  limited  $   8.27
partners unit                           7.71      7.85      12.83
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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

CLAYTON W. WILLIAMS, age 74, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 54, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 51, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 50, is Vice President - of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 69, is Vice President - Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004. Mr. Lyon also serves as Vice President - Gas Gathering and Marketing of CWEI.

T.  MARK  TISDALE, age 49, is Vice President and Secretary of the  Managing
General  Partner,  having  served in this capacity  since  May  2004.   Mr.
Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $109,200 during 2005, 2004 and 2003 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through  repurchase  offers to the limited partners, the  Managing  General
Partner owns 3,419.3 limited partner units, a 41.0% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 51.0%.

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

Item 13.  Certain Relationships and Related Transactions

In   2005,   the   Managing  General  Partner  received  $109,200   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances, the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, which was paid approximately $104,600 for administrative overhead attributable to operating such properties during 2005.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December    2005
             31,                         2004

Audit Fees                     $13,303   $
                                         12,865
Audit Related Fees(1)               -
                                         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -

    TOTAL                      $13,303   $
                                         12,865

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

                          Date:  March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Clayton W Williams                       /s/ L. Paul Latham
Clayton     W.    Williams,                  L.      Paul     Latham,
Chairman of the Board                        President and a Director
and a Director

Date:     March 30, 2006                     Date:     March 30, 2006




/s/ Mel G. Riggs
Mel    G.    Riggs,    Vice
President - Finance,
Treasurer and a Director

Date:     March 30, 2006

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


Date:  March 30, 2006              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

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


Date:  March 30, 2006              /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-K for the period ended December 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund V (the "Company"), hereby certifies that:

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

                                   March 30, 2006


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

                                   March 30, 2006