Form 10-K/A
period 2005-12-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2006-03-31
CIK 782149

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K/A
                             (Amendment No. 1)
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                             Explanatory Note

This Amendment No. 1 on Form 10-K/A amends in its entirety the Annual Report on Form 10-K for the period ended December 31, 2005 of Southwest Oil & Gas Income Fund VII-A, L.P., initially filed with the Securities and Exchange Commission on March 30, 2006, (the "Original Filing"). This Amendment No. 1 is being filed to correct errors that occurred during the electronic transmission of the Original Filing.

Table of Contents

Item                                                                  Page

     Glossary of Oil and Gas Terms                                       4

                                  Part I

 1.  Business                                                            6

1B.  Unresolved Staff Comments                                           8

 2.  Properties                                                          9

 3.  Legal Proceedings                                                  10

 4.  Submission of Matters to a Vote of Security Holders                10

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      11

 6.  Selected Financial Data                                            12

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      13

7A.  Quantitative and Qualitative Disclosures About Market Risk         16

 8.  Financial Statements and Supplementary Data                        17

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             32

9A.  Controls and Procedures                                            32

9B.  Other Information                                                  32

                                 Part III

10.  Directors and Executive Officers of the Registrant                 33

11.  Executive Compensation                                             33

12.  Security Ownership of Certain Beneficial Owners and Management     34

13.  Certain Relationships and Related Transactions                     34

14.  Principal Accountant Fees and Services                             34

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         35

     Signatures                                                         39

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                      Page

Report of Independent Registered Public Accounting Firm                18

Balance Sheets                                                         19

Statements of Operations                                               20

Statement of Changes in Partners' Equity                               21

Statements of Cash Flows                                               22

Notes to Financial Statements                                          24

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

                  Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

6.   Oil and Gas Reserves Information (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2005, 2004 and 2003 is presented below:

                                        2005     2004     2003
                                       ------   ------   ------
Future cash inflows                 $  11,116,  7,106,0  4,402,0
                                       000      00       00
Production,    development     and     5,354,0  3,530,0  2,536,0
abandonment costs                      00       00       00
                                       -------  -------  -------
                                       -------  -------  -------
                                       -
Future net cash flows                  5,762,0  3,576,0  1,866,0
                                       00       00       00
10% annual discount for
 estimated timing of cash flows        2,380,0  1,496,0  629,000
                                       00       00
                                       -------  -------  -------
                                       -------  -------  -------
                                       -
Standardized measure of
 discounted future net cash flows      3,382,0  2,080,0  1,237,0
                                       00       00       00
                                    $  =======  =======  =======
                                       =                 =

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