Form 10-Q
period 2006-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2006-05-15
CIK 782149

1 of 19
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
      Large  accelerated  filer  ___         Accelerated  filer  ___
Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes__ No
X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.


        The total number of pages contained in this report is 19.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and  Rule  10-01  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund V

                              Balance Sheets


                                           March    December
                                            31,       31,
                                           2006       2005
                                          ------     ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  89,307     78,392
  Receivable  from  Managing  General    67,698     85,383
Partner
                                         --------   --------
                                         ----       ----
   Total current assets                  157,005    163,775
                                         --------   --------
                                         ----       ----
Oil  and  gas properties - using  the
full-
 cost method of accounting               6,243,17   6,243,17
                                         1          1
  Less accumulated depreciation,
   depletion and amortization            5,691,19   5,684,27
                                         3          2
                                         --------   --------
                                         ----       ----
   Net oil and gas properties            551,978    558,899
                                         --------   --------
                                         ----       ----
                                      $  708,983    722,674
                                         =======    =======
Liabilities and Partners' Equity
-------------------------------------
---
Current liability:
 Distribution payable                 $  1          25
                                         --------   --------
                                         ----       ----

Asset retirement obligation              324,173    318,204
                                         --------   --------
                                         ----       ----
Partners' equity (deficit):
 General partner                         (636,884   (634,920
                                         )          )
 Limited partners                        1,021,69   1,039,36
                                         3          5
                                         --------   --------
                                         ----       ----
   Total partners' equity                384,809    404,445
                                         --------   --------
                                         ----       ----
                                      $  708,983    722,674
                                         =======    =======












               The accompanying notes are an integral
                 part of these financial statements.

               Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2006      2005
                                     ------    ------
Revenues
------------
Income from net profits interests  $174,540   108,326
Interest                            597       124
Other                               -         -
                                    --------  --------
                                    --        --
                                    175,137   108,450
                                    --------  --------
                                    --        --
Expenses
------------
Depreciation,    depletion    and   6,921     4,365
amortization
Accretion   of  asset  retirement   5,969     3,926
obligation
General and administrative          31,883    31,278
                                    --------  --------
                                    --        --
                                    44,773    39,569
                                    --------  --------
                                    --        --
Net income                         $130,364   68,881
                                    ======    ======
Net income allocated to:
 Managing General Partner          $13,036    6,888
                                    ======    ======
 Limited partners                  $117,328   61,993
                                    ======    ======
     Per limited partner unit      $  15.65     8.27
                                    ======    ======






















               The accompanying notes are an integral
                 part of these financial statements.

                 Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                               (unaudited)


                                      Three Months Ended
                                          March 31,
                                        2006      2005
                                      -------   -------
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  192,225   112,365
 Cash paid to suppliers               (31,883)  (31,278)
 Interest received                    597       124
                                      --------  --------
                                      --        --
   Net cash provided by operating     160,939   81,211
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (150,000  (80,000)
                                      )
     (Decrease)    increase    in     (24)      380
distribution payable
                                      --------  --------
                                      --        --
    Net  cash  used in  financing     (150,024  (79,620)
activities                            )
                                      --------  --------
                                      --        --
Net  increase  in cash  and  cash     10,915    1,591
equivalents

 Beginning of period                  78,392    29,725
                                      --------  --------
                                      --        --
 End of period                     $  89,307    31,316
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  130,364   68,881

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     6,921     4,365
amortization
  Accretion  of asset  retirement     5,969     3,926
obligation
 Decrease in receivables              17,685    4,039
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  160,939   81,211
activities
                                      ======    ======







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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2006, and for the three months ended March 31, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                 Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the three months ended March 31, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  318,204  274,578
Accretion expense                      5,969    3,926
                                       -------  -------
                                       -------  -----
End of year                         $  324,173  278,504
                                       =======  =======
                                       =

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be changed to current expense. As of March 31, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Three Months Ended
                                 March 31,
                               2006      2005
                              ------    ------
Oil production in            2,716     2,233
barrels
Gas production in mcf        15,596    14,480
Total (BOE)                  5,315     4,646
Average price per barrel  $    58.76
of oil                                 49.90
Average price per mcf of  $     7.47
gas                                    5.59
Partnership               $  150,000   80,000
distributions
Limited partner           $  135,000   72,000
distributions
Per unit distribution to  $    18.00
limited partners                       9.60
Number of limited            7,499     7,499
partner units

Operating Results
The following discussion compares our results for the quarters ended March 31, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $83,700, of which price variances accounted for a $53,400 increase and production variances accounted for a $30,300 increase.

Production  in 2006 (on a BOE basis) was 14% higher than  2005.   We
increased our oil and gas production in 2006 due primarily to improved performance of one well.

In 2006, our realized oil price was 18% higher than 2005, while our realized gas price was 34% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $18.09 per BOE in 2005 to $19.12 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to higher production tax costs related to higher product prices. It is likely that these factors will contribute to higher production costs in the future periods.

Expenses
Depletion on a BOE basis increased 39% in 2006. Comparing 2006 to 2005, depletion expense increased $2,500, of which rate variances accounted for a $1,900 increase and production variances accounted for a $600 increase.

Accretion expense increased 52% in 2006 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 2% higher in 2006.

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2006 were $150,000, of which $135,000 was distributed to the limited partners and $15,000 to the general partners. Cumulative cash distributions of $8,576,841 have been made to the general and limited  partners  as  of March 31, 2006.  As  of  March  31,  2006,
$7,703,618 or $1,027.29 per limited partner unit has been distributed to the limited partners, representing 103% of contributed capital.

Recent Accounting Pronouncements

There   were  no  recent  accounting  pronouncements  that   had   a
significant effect on the partnership.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:  May 15, 2006

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


Date: May 15, 2006                 /s/ L. Paul Latham
                                   L. Paul Latham
                                    President  and  Chief  Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Royalties, Inc. Income
Fund V

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


Date:  May 15, 2006                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                      Vice   President   and   Chief
Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Royalties, Inc. Income
Fund V

                                                        Exhibit 32.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                       CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund V (the "Company"), hereby certifies that:

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

                                   May 15, 2006


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

                                   May 15, 2006