Form 10-Q
period 2006-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2006-11-13
CIK 782149

Page 1 of 20
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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


         The total number of pages contained in this report is 20

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

                  Southwest Royalties, Inc. Income Fund V

                              Balance Sheets

                                            Septemb  December
                                            er 30,      31,
                                             2006      2005
                                            ------    ------
                                            (unaudi
                                             ted)

  Assets
  ---------
  Current assets:
  Cash and cash equivalents              $  40,623   78,392
  Receivable   from  Managing   General     76,352   85,383
  Partner
                                            -------  ---------
                                            -----    ---
     Total current assets                   116,975  163,775
                                            -------  ---------
                                            -----    ---
  Oil  and  gas properties - using  the
  full-
  cost method of accounting                 6,243,1  6,243,171
                                            71
   Less accumulated depreciation,
     depletion and amortization             5,702,2  5,684,272
                                            88
                                            -------  ---------
                                            -----    ---
     Net oil and gas properties             540,883  558,899
                                            -------  ---------
                                            -----    ---
                                         $  657,858  722,674
                                            =======  =======
  Liabilities and Partners' Equity
  -------------------------------------
  ---
  Current liability:
  Distribution payable                   $  -        25
                                            -------  ---------
                                            -----    ---

  Asset retirement obligation               338,078  318,204
                                            -------  ---------
                                            -----    ---
  Partners' equity (deficit):
  General partner                           (643,38  (634,920)
                                            7)
  Limited partners                          963,167  1,039,365
                                            -------  ---------
                                            -----    ---
     Total partners' equity                 319,780  404,445
                                            -------  ---------
                                            -----    ---
                                         $  657,858  722,674
                                            =======  =======












                  The accompanying notes are an integral
                    part of these financial statements.

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Operations
                                (unaudited)


                                    Three Months       Nine Months
                                       Ended              Ended
                                   September 30,      September 30,
                                    2006     2005     2006     2005
                                   -----     -----    -----    -----
Revenues
-------------
Income from net profits        $ 150,253    103,688  386,345  316,781
interests
Interest                         441        275      1,669    493
                                 ---------  -------  -------  -------
                                 ---        -----    -----    -----
                                 150,694    103,963  388,014  317,274
                                 ---------  -------  -------  -------
                                 ---        -----    -----    -----

Expenses
------------
Depreciation, depletion and      6,023      4,309    18,016   14,117
amortization
Accretion expense                7,025      3,926    19,874   11,778
General and administrative       32,088     30,281   99,789   92,801
                                 ---------  -------  -------  -------
                                 ---        -----    -----    -----
                                 45,136     38,516   137,679  118,696
                                 ---------  -------  -------  -------
                                 ---        -----    -----    -----
Net income                     $ 105,558    65,447   250,335  198,578
                                 =======    =======  =======  =======
Net income allocated to:

 Managing General Partner      $ 10,556     6,545    25,033   19,858
                                 =======    =======  =======  =======
 Limited Partners              $ 95,002     58,902   225,302  178,720
                                 =======    =======  =======  =======
  Per limited partner unit     $  12.67       7.85   30.04    23.83
                                 =======    =======  =======  =======


















                  The accompanying notes are an integral
                    part of these financial statements.

                  Southwest Royalties, Inc. Income Fund V

                         Statements of Cash Flows
                                (unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                      2006      2005
                                                     -----     -----
       Cash flows from operating activities

        Cash received from income from net
         profits interests                        $ 395,376   390,473
        Cash paid to suppliers                      (99,789   (92,801
                                                    )         )
        Interest received                           1,669     493
                                                    -------   -------
                                                    ---       ---
         Net cash provided by operating             297,256   298,165
       activities
                                                    -------   -------
                                                    ---       ---
       Cash flows from financing activities

        Distributions to partners                   (335,00   (220,00
                                                    0)        0)
        (Decrease) increase in distributions        (25)      246
       payable
                                                    -------   -------
                                                    ---       ---
          Net cash used in financing activities     (335,02   (219,75
                                                    5)        4)
                                                    -------   -------
                                                    ---       ---
         Net (decrease) increase in cash and        (37,769   78,411
       cash equivalents                             )

        Beginning of period                         78,392    29,725
                                                    -------   -------
                                                    ---       ---
        End of period                             $ 40,623    108,136
                                                    ======    ======
       Reconciliation of net income to net cash provided by operating activities

       Net income                                 $ 250,335   198,578

       Adjustments to reconcile net income to
       net
        cash provided by operating activities

        Depreciation, depletion and amortization    18,016    14,117
        Accretion expense                           19,874    11,778
        Decrease in receivables                     9,031     73,692
                                                    -------   -------
                                                    ---       ---
       Net cash provided by operating activities  $ 297,256   298,165
                                                    ======    ======
       Noncash     investing    and     financing
       activities:
        Decrease in oil and gas properties -      $ -         (16,881
       SFAS No. 143                                           )
                                                    ======    ======







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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                  Southwest Royalties, Inc. Income Fund V
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations
     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  318,204  274,578
Reduction  of obligations  due  to     -        (16,881
farmouts                                        )
Accretion expense                      19,874   11,778
                                       -------  -------
                                       -------  -----
End of period                       $  338,078  269,475
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2006, there were no timing differences, which resulted in a deficit net profits interest.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            1,942     2,264
barrels
Gas production in mcf        15,148    17,092
Total (BOE)                  4,467     5,113
Average price per barrel  $    68.99
of oil                                 63.43
Average price per mcf of  $     8.87
gas                                    8.10
Partnership               $  60,000    80,000
distributions
Limited partner           $  54,000    72,000
distributions
Per unit distribution to  $     7.20
limited partners                       9.60
Number of limited            7,499     7,499
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $13,800, of which price variances accounted for a $22,400 increase and production variances accounted for a $36,200 decrease.

Production in 2006 (on a BOE basis) was 13% lower than 2005. The decrease in oil and gas production in 2006 is due primarily to production declines on several properties.

In 2006, our realized oil price was 9% higher than 2005, and our realized gas price was 9% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $34.89 per BOE in 2005 to $26.43 per BOE in 2006. The higher operating costs in 2005 is primarily from well repairs on a salt water disposal well and surface repairs on a producing property.

Expenses
Depletion on a BOE basis increased 60% in 2006. Comparing 2006 to 2005, depletion expense increased $1,700, of which rate variances accounted for a $2,200 increase and production variances accounted for a $500 decrease.

Accretion expense increased 79% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 6% higher in 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            6,302     7,288
barrels
Gas production in mcf        44,815    49,464
Total (BOE)                  13,771    15,532
Average price per barrel  $    64.63
of oil                                 54.55
Average price per mcf of  $     7.94
gas                                    7.06
Partnership               $  335,000   220,000
distributions
Limited partner           $  301,500   198,000
distributions
Per unit distribution to  $    40.21
limited partners                       26.40
Number of limited            7,499     7,499
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $16,700, of which price variances accounted for a $103,300 increase and production variances accounted for a $86,600 decrease.

Production in 2006 (on a BOE basis) was 11% lower than 2005. The decrease in oil and gas production in 2006 is due primarily to normal production declines.

In 2006, our realized oil price was 18% higher than 2005, while our realized gas price was 13% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $27.67 per BOE in 2005 to $27.37 per BOE in 2006.

Expenses
Depletion on a BOE basis increased 44% in 2006. Comparing 2006 to 2005, depletion expense increased $3,900, of which rate variances accounted for a $5,500 increase and production variances accounted for a $1,600 decrease.

Accretion expense increased 69% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells

General  and administrative ("G&A") expenses were 8% higher in  2006.   The
increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2006 were $335,000, of which $301,500 was distributed to the limited partners and $33,500 to the general partners. Cumulative cash distributions of $8,761,841 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $7,870,118 or $1,049.49 per
limited partner unit has been distributed to the limited partners, representing 105% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:     November 13, 2006

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


Date: November 13, 2006            /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund V (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006