Form 10-Q
period 2007-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2007-08-13
CIK 782149

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund V
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$66,029	$36,973
Receivable from Managing General Partner	22,057	80,647
Total current assets	88,086	117,620

Oil and gas properties - using the full-
cost method of accounting	6,369,887	6,389,500
Less accumulated depreciation,
depletion and amortization	5,726,354	5,711,827
Net oil and gas properties	643,533	677,673

	$731,619	$795,293

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$493,772	$491,590

Partners' equity (deficit):
General partner	(651,580)	(644,994)
Limited partners	889,427	948,697
Total partners' equity	237,847	303,703

	$731,619	$795,293

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$74,994	$61,550	$135,657	$236,091
Interest	377	631	709	1,228
	75,371	62,181	136,366	237,319

Expenses

Depreciation, depletion and amortization	6,687	5,072	14,527	11,993
Accretion of asset retirement obligations	10,804	6,880	21,795	12,849
General and administrative	34,992	35,818	60,900	67,701
	52,483	47,770	97,222	92,543

Net income	$22,888	$14,411	$39,144	$144,776

Net income allocated to:

Managing General Partner	$2,289	$1,441	$3,914	$14,478

Limited partners	$20,599	$12,970	$35,230	$130,298

Per limited partner unit	$2.75	$1.73	$4.70	$17.38

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net
profits interests	$194,247	$321,474
Cash paid to suppliers	(60,900)	(28,300)
Interest received	709	1,228
Net cash provided by operating activities	134,056	294,402

Cash flows from financing activities:

Distributions to partners	(105,000)	(275,000)
Decrease in distributions payable	-	(49)
Net cash used in financing activities	(105,000)	(275,049)

Net increase in cash and cash equivalents	29,056	19,353

Beginning of period	36,973	78,392

End of period	$66,029	$97,745

Reconciliation of net income to net cash
provided by operating activities:

Net income	$39,144	$144,776

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	14,527	11,993
Accretion expense	21,795	12,849
Decrease in receivables	58,590	85,383
Increase in accounts payable	-	39,401
Net cash provided by operating activities	$134,056	$294,402

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	$19,613	$-

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

2.            Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$491,590	$318,204
Reduction of obligations due to farm-out	(19,613)	-
Accretion expense	21,795	12,849
End of year	$493,772	$331,053

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2007, there were no timing differences which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	1,817	1,644
Gas production in mcf	13,860	14,071
Total (BOE)	4,127	3,989
Average price per barrel of oil	$62.37	$69.19
Average price per mcf of gas	$7.93	$7.47
Partnership distributions	$40,000	$125,000
Limited partner distributions	$36,000	$112,500
Per unit distribution to limited partners	$4.80	$15.00
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $4,351, of which price variances accounted for a $6,043 decrease and production variances accounted for a $10,394 increase.

Production in 2007 (on a BOE basis) was 3% higher than 2006.  Oil production increased 11% in 2007 due primarily to higher sales from one oil well.  Our gas production was 1% lower in 2007 than 2006.

In 2007, our realized oil price was 10% lower than 2006, while our realized gas price was 6% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $39.43 per BOE in 2006 to $35.91 per BOE in 2007.  The lower production costs is the result of high lease operating costs on three wells in 2006.

Expenses
Depletion on a BOE basis increased 27% in 2007.  Comparing 2007 to 2006, depletion expense increased $1,615, of which rate variances accounted for a $1,440 increase and production variances accounted for a $175 increase.

Accretion expense increased 57% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 2% lower in 2007.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	3,390	4,360
Gas production in mcf	28,919	29,667
Total (BOE)	8,210	9,305
Average price per barrel of oil	$56.10	62.69
Average price per mcf of gas	$7.25	7.47
Partnership distributions	$105,000	275,000
Limited partner distributions	$94,500	247,500
Per unit distribution to limited partners	$12.60	33.00
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $95,213, of which price variances accounted for a $28,814 decrease and production variances accounted for a $66,399 decrease.

Production in 2007 (on a BOE basis) was 12% lower than 2006.  Oil production decreased 22% in 2007 due primarily to production declines on two oil wells.  Our gas production was 3% lower in 2007 than 2006 due primarily to normal production decline.

In 2007, our realized oil price was 11% lower than 2006, while our realized gas price was 3% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $27.82 per BOE in 2006 to $32.17 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to repairs on an oil well.

Expenses
Depletion on a BOE basis increased 37% in 2007.  Comparing 2007 to 2006, depletion expense increased $2,534, of which rate variances accounted for a $3,945 increase and production variances accounted for a $1,411 decrease.

Accretion expense increased 70% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 10% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2007 were $105,000, of which $94,500 was distributed to the limited partners and $10,500 to the general partners.  Cumulative cash distributions of $8,941,841 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $8,032,118 or $1,071.09 per limited partner unit has been distributed to the limited partners, representing 107% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties, Inc. Income Fund V, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007