Form 10-Q
period 2008-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2008-08-14
CIK 782149

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund V
Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$55,478	$40,062
Receivable from Managing General Partner	210,902	67,891
Total current assets	266,380	107,953

Oil and gas properties - using the full-
cost method of accounting	6,295,624	6,369,887
Less accumulated depreciation,
depletion and amortization	5,752,629	5,741,072

Net oil and gas properties	542,995	628,815
	$809,375	$736,768

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$455,683	$516,119

Partners' equity (deficit):
General partner	(639,995)	(653,299)
Limited partners	993,687	873,948
Total partners' equity	353,692	220,649
	$809,375	$736,768

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$306,448	$74,994	$461,301	$135,657
Interest	120	377	267	709
	306,568	75,371	461,568	136,366

Expenses

Depreciation, depletion and amortization	4,700	6,687	11,557	14,527
Accretion of asset retirement obligations	5,640	10,804	13,827	21,795
General and administrative	40,358	34,992	73,141	60,900
	50,698	52,483	98,525	97,222

Net income	$255,870	$22,888	$363,043	$39,144

Net income allocated to:

Managing General Partner	$25,587	$2,289	$36,304	$3,914

Limited partners	$230,283	$20,599	$326,739	$35,230

Per limited partner unit	$30.71	$2.75	$43.57	$4.70

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net
profits interests	$318,290	$194,247
Cash paid to suppliers	(73,141)	(60,900)
Interest received	267	709
Net cash provided by operating activities	245,416	134,056

Cash flows used in financing activities:

Distributions to partners	(230,000)	(105,000)

Net increase in cash and cash equivalents	15,416	29,056

Beginning of period	40,062	36,973

End of period	$55,478	$66,029

Reconciliation of net income to net cash
provided by operating activities:

Net income	$363,043	$39,144

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	11,557	14,527
Accretion expense	13,827	21,795
(Increase) decrease in receivables	(143,011)	58,590
Net cash provided by operating activities	$245,416	$134,056

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
SFAS No. 143	$(74,263)	$19,613

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$516,119	$491,590
Reduction of obligations due to farm-out	-	(19,613)
Revision of estimates	(74,263)	-
Accretion expense	13,827	21,795
End of period	$455,683	$493,772

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2008, there were no timing differences which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	2,510	1,817
Gas production in mcf	14,491	13,860
Total (BOE)	4,925	4,127
Average price per barrel of oil	$121.39	$62.37
Average price per mcf of gas	$11.73	$7.93
Partnership distributions	$150,000	$40,000
Limited partner distributions	$135,000	$36,000
Per unit distribution to limited partners	$18.00	$4.80
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $251,549, of which price variances accounted for a $203,325 increase and production variances accounted for a $48,224 increase.

Production in 2008 (on a BOE basis) was 19% higher than 2007.  Oil production increased 38% in 2008 due primarily to net effects on production of a tubing leak in a well in April and May of 2007.  Our gas production was 5% higher in 2008 than 2007.

In 2008, our realized oil price was 95% higher than 2007, while our realized gas price was 48% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $35.91 per BOE in 2007 to $34.17 per BOE in 2008.  The lower production costs is the result of the increase in volumes was greater than the increase in production costs.

Expenses
Depletion on a BOE basis decreased 41% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,987, of which rate variances accounted for a $3,280 decrease and production variances accounted for a $1,293 increase.

Accretion expense decreased 48% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 15% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	4,129	3,390
Gas production in mcf	29,436	28,919
Total (BOE)	9,035	8,210
Average price per barrel of oil	$106.68	$56.10
Average price per mcf of gas	$11.29	$7.25
Partnership distributions	$230,000	$105,000
Limited partner distributions	$207,000	$94,500
Per unit distribution to limited partners	$27.60	$12.60
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $373,107, of which price variances accounted for a $327,900 increase and production variances accounted for a $45,207 increase.

Production in 2008 (on a BOE basis) was 10% higher than 2007.  Oil production increased 22% in 2008 due primarily to improved production from an oil well after a workover in November 2007.  Our gas production was 2% higher in 2008 than 2007.

In 2008, our realized oil price was 90% higher than 2007, while our realized gas price was 56% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $32.17 per BOE in 2007 to $34.48 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to a workover performed on an oil well in February 2008.

Expenses
Depletion on a BOE basis decreased 28% in 2008.  Comparing 2008 to 2007, depletion expense decreased $2,970, of which rate variances accounted for a $4,430 decrease and production variances accounted for a $1,460 increase.

Accretion expense decreased 37% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 20% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2008 were $230,000, of which $207,000 was distributed to the limited partners and $23,000 to the general partners.  Cumulative cash distributions of $9,296,841 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $8,351,618 or $1,113.70 per limited partner unit has been distributed to the limited partners, representing 111% of contributed capital.

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

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six month ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties, Inc. Income Fund V, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008