Form 10-Q
period 2008-09-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2008-11-14
CIK 782149

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund V
Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$58,566	$40,062
Receivable from Managing General Partner	61,574	67,891
Total current assets	120,140	107,953

Oil and gas properties - using the full-
cost method of accounting	6,295,624	6,369,887
Less accumulated depreciation,
depletion and amortization	5,757,182	5,741,072
Net oil and gas properties	538,442	628,815

	$658,582	$736,768

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$465,901	$516,119

Partners' equity (deficit):
General partner	(656,096)	(653,299)
Limited partners	848,777	873,948
Total partners' equity	192,681	220,649

	$658,582	$736,768

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$134,767	$126,106	$596,069	$261,762
Interest	185	362	453	1,071
	134,952	126,468	596,522	262,833

Expenses

Depreciation, depletion and amortization	4,553	9,172	16,110	23,699
Accretion of asset retirement obligations	10,218	11,048	24,045	32,843
General and administrative	31,194	32,399	104,335	93,298
	45,965	52,619	144,490	149,840

Net income	$88,987	$73,849	$452,032	$112,993

Net income allocated to:

Managing General Partner	$8,899	$7,385	$45,203	$11,299

Limited partners	$80,088	$66,464	$406,829	$101,694

Per limited partner unit	$10.68	$8.86	$54.25	$13.56

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net
profits interests	$602,386	$268,519
Cash paid to suppliers	(104,335)	(93,298)
Interest received	453	1,071
Net cash provided by operating activities	498,504	176,292

Cash flows used in financing activities:

Distributions to partners	(480,000)	(180,000)

Net increase (decrease) in cash and cash equivalents	18,504	(3,708)

Beginning of period	40,062	36,973

End of period	$58,566	$33,265

Reconciliation of net income to net cash
provided by operating activities:

Net income	$452,032	$112,993

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	16,110	23,699
Accretion expense	24,045	32,843
Decrease in receivables	6,317	6,757
Net cash provided by operating activities	$498,504	$176,292

Noncash investing and financing activities:

Decrease in oil and gas properties – SFAS No. 143	$(74,263)	$(19,613)

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

2.      Summary of Significant Accounting Policies

The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$516,119	$491,590
Reduction of obligations due to farm-out	-	(19,613)
Revisions of estimates	(74,263)	-
Accretion expense	24,045	32,843
End of period	$465,901	$504,820

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2008, there were no timing differences which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	1,312	1,937
Gas production in mcf	15,315	12,665
Total (BOE)	3,865	4,048
Average price per barrel of oil	$114.24	$73.90
Average price per mcf of gas	$10.93	$8.08
Partnership distributions	$250,000	$75,000
Limited partner distributions	$225,000	$67,500
Per unit distribution to limited partners	$30.00	$9.00
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $71,779, of which price variances accounted for a $96,561 increase and production variances accounted for a $24,782 decrease.

Production in 2008 (on a BOE basis) was 5% lower than 2007.  Oil production in 2008 was 32% lower than 2007 due primarily to production declines on four properties.  Our gas production was 21% higher in 2008 than 2007 due primarily to production increases on two properties.

In 2008, our realized oil price was 55% higher than 2007, and our realized gas price was 35% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $29.48 per BOE in 2007 to $47.21 per BOE in 2008.  The higher operating costs are primarily due to surface maintenance on two salt water disposal wells and the recompletion of an oil well.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Depletion on a BOE basis decreased 48% in 2008.  Comparing 2008 to 2007, depletion expense decreased $4,619, of which rate variances accounted for a $4,204 decrease and production variances accounted for a $415 decrease.

Accretion expense decreased 8% in 2008.

General and administrative (“G&A”) expenses were 4% lower in 2008.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	5,441	5,327
Gas production in mcf	44,751	41,584
Total (BOE)	12,900	12,258
Average price per barrel of oil	$108.51	$62.57
Average price per mcf of gas	$11.17	$7.50
Partnership distributions	$480,000	$180,000
Limited partner distributions	$432,000	$162,000
Per unit distribution to limited partners	$57.61	$21.60
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $444,886, of which price variances accounted for a $414,000 increase and production variances accounted for a $30,886 increase.

Production in 2008 (on a BOE basis) was 5% higher than 2007.  Oil production in 2008 was 2% higher than 2007.  Our gas production was 8% higher in 2008 than 2007.

In 2008, our realized oil price was 73% higher than 2007, while our realized gas price was 49% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $31.28 per BOE in 2007 to $38.30 per BOE in 2008.  The higher operating costs are due primarily to the recompletion of an oil well and pumping unit repairs on an oil well.  Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Depletion on a BOE basis decreased 35% in 2008.  Comparing 2008 to 2007, depletion expense decreased $7,589, of which rate variances accounted for a $8,830 decrease and production variances accounted for a $1,241 increase.

Accretion expense decreased 27% in 2008 due primarily to changes in estimates of asset retirement obligations.

General and administrative (“G&A”) expenses were 12% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2008 were $480,000, of which $432,000 was distributed to the limited partners and $48,000 to the general partners.  Cumulative cash distributions of $9,546,841 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $8,576,618 or $1,143.70 per limited partner unit has been distributed to the limited partners, representing 114% of contributed capital.

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

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine month ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties, Inc. Income Fund V, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008