Form 10-Q
period 2009-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2009-08-14
CIK 782149

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund V
Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,768	$69,772

Oil and gas properties - using the full-
cost method of accounting	6,354,227	6,295,624
Less accumulated depreciation,
depletion and amortization	5,782,423	5,764,519
Net oil and gas properties	571,804	531,105

	$574,572	$600,877

Liabilities and Partners' Equity (Deficit)

Current liability:
Payable to Managing General Partner	$110,367	$112,562

Asset retirement obligation	556,543	476,346

Partners' equity (deficit):
General partner	(684,598)	(674,167)
Limited partners	592,260	686,136
Total partners' equity (deficit)	(92,338)	11,969

	$574,572	$600,877

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues

Income from net profits interests	$39,516	$306,448	$5,639	$461,301
Interest	1	120	21	267
	39,517	306,568	5,660	461,568

Expenses

Depreciation, depletion and amortization	9,555	4,700	17,904	11,557
Accretion of asset retirement obligations	10,920	5,640	21,594	13,827
General and administrative	31,157	40,358	70,469	73,141
	51,632	50,698	109,967	98,525

Net (loss) income	$(12,115)	$255,870	$(104,307)	$363,043

Net (loss) income allocated to:

Managing General Partner	$(1,211)	$25,587	$(10,431)	$36,304

Limited partners	$(10,904)	$230,283	$(93,876)	$326,739

Per limited partner unit	$(1.45)	$30.71	$(12.52)	$43.57

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:

Cash received from income from net
profits interests	$5,639	$318,290
Cash paid to suppliers	(72,664)	(73,141)
Interest received	21	267
Net cash (used in) provided by operating activities	(67,004)	245,416

Cash flows used in financing activities:

Distributions to partners	-	(230,000)

Net (decrease) increase in cash and cash equivalents	(67,004)	15,416

Beginning of period	69,772	40,062

End of period	$2,768	$55,478

Reconciliation of net (loss) income to net cash
provided by operating activities:

Net (loss) income	$(104,307)	$363,043

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:

Depreciation, depletion and amortization	17,904	11,557
Accretion expense	21,594	13,827
Increase in receivables	-	(143,011)
Decrease in payables	(2,195)	-
Net cash (used in) provided by operating activities	$(67,004)	$245,416

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties –
SFAS No. 143	$58,603	$(74,263)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V

Notes to Financial Statements

1.             Organization
Southwest Royalties, Inc. Income Fund V was organized under the laws of the state of Tennessee on May 1, 1986 for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement.  The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy.  Southwest Royalties, Inc., a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner of the Partnership.

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

(2)	Administrative costs in any year exceeding 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2009, and for the three and six months ended June 30, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in abandonment obligations for the six months ended June 30, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$476,346	$516,119
Revision of estimates	58,603	(74,263)
Accretion expense	21,594	13,827
End of period	$556,543	$455,683

Southwest Royalties, Inc. Income Fund V

Notes to Financial Statements

4.             Recent Accounting Pronouncements
Effective April 1, 2009, the Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on the Partnership’s disclosure of subsequent events.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 became effective for the Partnership on July 1, 2009.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  SFAS 168 is not expected to change GAAP and is not expected to have a material impact on the Partnership’s financial statements.

In December 2008, the Securities and Exchange Commission (“SEC”) released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the Partnership’s reported financial position or results of operations.

5.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were available to be issued.  The Partnership did not have any subsequent events.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Southwest Royalties, Inc. Income Fund V was organized as a Tennessee limited partnership on May 1, 1986, after receipt from investors of $1 million in limited partner capital contributions.  The offering of limited partnership interests began on January 22, 1986 and the offering concluded on July 22, 1986, with total limited partner contributions of $7.5 million.

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in production costs, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells.  Since wells deplete over time, production can generally be expected to decline from year to year.

Production costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately to production volumes or revenues.  Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2009, there was a balance due to the Managing General Partner of $110,367.

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

Oil and gas prices have a significant impact on the discounted present value of the Partnership’s estimated proved oil and gas reserves.  The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely.  As a result, the changes in oil and gas prices have a significant impact on the computation of the ceiling calculation.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended
	June 30,
	2009	2008
Oil production in barrels	2,262	2,510
Gas production in mcf	13,353	14,491
Total (BOE)	4,488	4,925
Average price per barrel of oil	$54.27	$121.39
Average price per mcf of gas	$4.05	$11.73
Partnership distributions	$-	$150,000
Limited partner distributions	$-	$135,000
Per unit distribution to limited partners	$-	$18.00
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the quarters ended June 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenue
Comparing 2009 to 2008, oil and gas sales decreased $297,881, of which price variances accounted for a $254,423 decrease and production variances accounted for a $43,458 decrease.

Production in 2009 (on a BOE basis) was 9% lower than 2008.  Oil production decreased 10% in 2009 due primarily to volume declines on two properties.  Our gas production was 8% lower in 2009 than 2008.

In 2009, our realized oil price was 55% lower than 2008, while our realized gas price was 65% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $34.17 per BOE in 2008 to $30.60 per BOE in 2009.  The lower production costs was due primarily to lower production taxes resulting from lower oil and gas revenues.  Also contributing to the decrease was the cost to recomplete a well in 2008.

Expenses
Depletion on a BOE basis increased 123% in 2009.  Comparing 2009 to 2008, depletion expense increased $4,855, of which rate variances accounted for a $5,273 increase and production variances accounted for a $418 decrease.

Accretion expense increased 94% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 23% lower in 2009 due primarily to decreases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2009	2008
Oil production in barrels	4,229	4,129
Gas production in mcf	27,409	29,436
Total (BOE)	8,797	9,035
Average price per barrel of oil	$50.89	$106.68
Average price per mcf of gas	$3.76	$11.29
Partnership distributions	$-	$230,000
Limited partner distributions	$-	$207,000
Per unit distribution to limited partners	$-	$27.60
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the six months ended June 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective six-month period.

Revenue
Comparing 2009 to 2008, oil and gas sales decreased $454,568, of which price variances accounted for a $442,349 decrease and production variances accounted for a $12,219 decrease.

Production in 2009 (on a BOE basis) was 3% lower than 2008.  Oil production increased 2% in 2009 and our gas production was 7% lower in 2009.

In 2009, our realized oil price was 52% lower than 2008, while our realized gas price was 67% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $34.48 per BOE in 2008 to $35.54 per BOE in 2009.  The increase in oil and gas production costs in 2009 was due primarily to repairs on two injection wells.

Expenses
Depletion on a BOE basis increased 59% in 2009.  Comparing 2009 to 2008, depletion expense increased $6,347, of which rate variances accounted for a $6,651 increase and production variances accounted for a $304 decrease.

Accretion expense increased 56% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 4% lower in 2009.

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

Liquidity and Capital Resources
There were no partnership distributions during the six months ended June 30, 2009.  Cumulative cash distributions of $9,636,841 have been made to the general and limited partners as of June 30, 2009.  As of June 30, 2009, $8,657,618 or $1,154.50 per limited partner unit has been distributed to the limited partners, representing 115% of contributed capital.

The Partnership reported a deficit in partners’ equity of $92,338 at June 30, 2009.  The recent drop in oil and gas prices has resulted in net losses and negative cash flow.

Recent Accounting Pronouncements
Effective April 1, 2009, the Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on the Partnership’s disclosure of subsequent events.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 became effective for the Partnership on July 1, 2009.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  SFAS 168 is not expected to change GAAP and is not expected to have a material impact on the Partnership’s financial statements.

In December 2008, the Securities and Exchange Commission (“SEC”) released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the Partnership’s reported financial position or results of operations.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Partnership financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, trading activities in commodities future markets, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  The Partnership cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our financial condition, results of operations and cash distributions to partners.

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

With respect to these disclosure controls and procedures:

•	management has evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report;

•	this evaluation was conducted under the supervision and with the participation of management, including the chief executive and chief financial officers of the Managing General Partner; and

•
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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                   Legal Proceedings

None

Item 1A.                Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission on March 27, 2009 and available at www.sec.gov.  Following are additional risk factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective.  The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA.  The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States.  GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes.  ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050.  Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.  The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals.  As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.  The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States.  If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law.  President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations.  Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

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

Southwest Royalties, Inc. Income Fund V, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2009