Form 10-Q
period 2010-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2010-05-14
CIK 782149

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund V
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,771	$2,770

Oil and gas properties - using the full-
cost method of accounting	6,354,227	6,354,227
Less accumulated depreciation,
depletion and amortization	5,807,937	5,800,865

Net oil and gas properties	546,290	553,362
	$549,061	$556,132

Liabilities and Partners' Equity (Deficit)

Current liability:
Payable to Managing General Partner	$25,773	$46,351

Asset retirement obligation	590,943	580,996

Partners' equity (deficit):
General partner	(682,129)	(682,485)
Limited partners	614,474	611,270
Total partners' deficit	(67,655)	(71,215)

	$549,061	$556,132

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues

Income (loss) from net profits interests	$57,034	$(33,877)
Interest	1	20
	57,035	(33,857)

Expenses

Depreciation, depletion and amortization	7,072	8,349
Accretion of asset retirement obligations	9,947	10,674
General and administrative	36,456	39,313
	53,475	58,336

Net income (loss)	$3,560	$(92,193)

Net income (loss) allocated to:

Managing General Partner	$356	$(9,219)

Limited partners	$3,204	$(82,974)

Per limited partner unit	$.43	$(11.06)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash received (paid) from net profits interests	$57,034	$(33,877)
Cash paid to suppliers	(57,034)	(33,148)
Interest received	1	20

Net cash provided by (used in) operating activities	1	(67,005)

Net increase (decrease) in cash and cash equivalents	1	(67,005)

Beginning of period	2,770	69,772

End of period	$2,771	$2,767

Reconciliation of net income (loss) to net
cash provided by operating activities:

Net income (loss)	$3,560	$(92,193)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

Depreciation, depletion and amortization	7,072	8,349
Accretion of asset retirement obligations	9,947	10,674
(Decrease) increase in payables	(20,578)	6,165

Net cash provided by (used in) operating activities	$1	$(67,005)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$580,996	$476,346
Accretion expense	9,947	10,674
End of period	$590,943	$487,020

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be changed to current expense.  As of March 31, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2010, there was a balance due to the Managing General Partner of $25,773.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	1,346	1,967
Gas production in mcf	9,098	14,056
Total (BOE)	2,862	4,310
Average price per barrel of oil	$76.65	$46.99
Average price per mcf of gas	$8.57	$3.49
Partnership distributions	$-	$-
Limited partner distributions	$-	$-
Per unit distribution to limited partners	$-	$-
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $39,691, of which price variances accounted for a $86,165 increase and production variances accounted for a $46,474 decrease.

Production in 2010 (on a BOE basis) was 34% lower than 2009.  Oil production decreased 32% in 2010 due primarily to two oil wells that developed tubing leaks.  Gas production decreased 35% in 2010 due primarily to two oil wells that developed tubing leaks and production decline on a property.

In 2010, our realized oil price was 63% higher than 2009, while our realized gas price was 146% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $40.68 per BOE in 2009 to $43.37 per BOE in 2010.

Expenses
Depletion on a BOE basis increased 28% in 2010.  Comparing 2010 to 2009, depletion expense decreased $1,277, of which rate variances accounted for a $1,527 increase and production variances accounted for a $2,804 decrease.

Accretion expense decreased 7% in 2010 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 7% lower in 2010 compared to 2009.

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

Liquidity and Capital Resources
There were no partnership distributions during the quarter ending March 31, 2010.  Cumulative cash distributions of $9,636,841 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $8,657,618 or $1,154.50 per limited partner unit has been distributed to the limited partners, representing 115% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Royalties, Inc. Income Fund V, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010