Form 10-Q
period 2010-06-30
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2010-08-13
CIK 782149

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund V
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,772	$2,770

Oil and gas properties - using the full-
cost method of accounting	6,354,227	6,354,227
Less accumulated depreciation,
depletion and amortization	5,816,962	5,800,865

Net oil and gas properties	537,265	553,362
	$540,037	$556,132

Liabilities and Partners' (Deficit) Equity

Current liability:
Payable to Managing General Partner	$28,191	$46,351

Asset retirement obligation	601,083	580,996

Partners' (deficit) equity:
General partner	(684,287)	(682,485)
Limited partners	595,050	611,270
Total partners' deficit	(89,237)	(71,215)

	$540,037	$556,132

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Income from net profits interests	$32,618	$39,516	$89,653	$5,639
Interest	1	1	2	21
	32,619	39,517	89,655	5,660

Expenses

Depreciation, depletion and amortization	9,025	9,555	16,097	17,904
Accretion of asset retirement obligations	10,140	10,920	20,087	21,594
General and administrative	35,036	31,157	71,493	70,469
	54,201	51,632	107,677	109,967

Net loss	$(21,582)	$(12,115)	$(18,022)	$(104,307)

Net loss allocated to:

Managing General Partner	$(2,158)	$(1,211)	$(1,802)	$(10,431)

Limited partners	$(19,424)	$(10,904)	$(16,220)	$(93,876)

Per limited partner unit	$(2.59)	$(1.45)	$(2.16)	$(12.52)

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net
profits interests	$89,653	$5,639
Cash paid to suppliers	(89,653)	(72,664)
Interest received	2	21
Net cash provided by (used in) operating activities	2	(67,004)

Net increase (decrease) in cash and cash equivalents	2	(67,004)

Beginning of period	2,770	69,772

End of period	$2,772	$2,768

Reconciliation of net loss to net cash
provided by operating activities:

Net loss	$(18,022)	$(104,307)

Adjustments to reconcile net loss to net cash
provided by operating activities:

Depreciation, depletion and amortization	16,097	17,904
Accretion expense	20,087	21,594
Decrease in payables	(18,160)	(2,195)
Net cash provided by (used in) operating activities	$2	$(67,004)

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligation	$-	$58,603

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Royalties, Inc. Income Fund V

Notes to Financial Statements

3.	Abandonment Obligations - continued

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$580,996	$476,346
Revision of estimates	-	58,603
Accretion expense	20,087	21,594
End of period	$601,083	$556,543

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be changed to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2010, there was a balance due to the Managing General Partner of $28,191.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	1,987	2,262
Gas production in mcf	10,952	13,353
Total (BOE)	3,812	4,488
Average price per barrel of oil	$72.37	$54.27
Average price per mcf of gas	$6.60	$4.05
Partnership distributions	$-	$-
Limited partner distributions	$-	$-
Per unit distribution to limited partners	$-	$-
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $39,269, of which price variances accounted for a $63,918 increase and production variances accounted for a $24,649 decrease.

Production in 2010 (on a BOE basis) was 15% lower than 2009.  Oil production decreased 12% in 2010 due primarily to production decline on one property.  Our gas production was 18% lower in 2010 due primarily to production declines on two properties.

In 2010, our realized oil price was 33% higher than 2009, while our realized gas price was 63% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $30.60 per BOE in 2009 to $48.13 per BOE in 2010.  The higher production costs, was due primarily to subsurface repairs on an oil well.

Expenses
Depletion on a BOE basis increased 11% in 2010.  Comparing 2010 to 2009, depletion expense decreased $530, of which rate variances accounted for a $908 increase and production variances accounted for a $1,438 decrease.

Accretion expense decreased 7% in 2010 compared to 2009.

General and administrative (“G&A”) expenses were 12% higher in 2010 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	3,333	4,229
Gas production in mcf	20,050	27,409
Total (BOE)	6,675	8,797
Average price per barrel of oil	$74.10	$50.89
Average price per mcf of gas	$7.50	$3.76
Partnership distributions	$-	$-
Limited partner distributions	$-	$-
Per unit distribution to limited partners	$-	$-
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $78,960, of which price variances accounted for a $152,237 increase and production variances accounted for a $73,277 decrease.

Production in 2010 (on a BOE basis) was 24% lower than 2009.  Oil production decreased 21% in 2010 due primarily to production decline on one property.  Our gas production was 27% lower in 2010 due primarily to production declines on three properties.

In 2010, our realized oil price was 46% higher than 2009, while our realized gas price was 99% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $35.54 per BOE in 2009 to $46.09 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to production decreasing more than production costs.

Expenses
Depletion on a BOE basis increased 18% in 2010.  Comparing 2010 to 2009, depletion expense decreased $1,807, of which rate variances accounted for a $2,513 increase and production variances accounted for a $4,320 decrease.

Accretion expense decreased 7% in 2010 compared to 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010.

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

Liquidity and Capital Resources
There were no partnership distributions during the six months ended June 30, 2010.  Cumulative cash distributions of $9,636,841 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $8,657,618 or $1,154.50 per limited partner unit has been distributed to the limited partners, representing 115% of contributed capital.

The Partnership reported a deficit in partners’ equity of $89,237 at June 30, 2010.  In the last year the Partnership incurred major repair costs on several of its principal producing properties.  Since the Partnership’s ownership in the wells is structured as a net profits interest, the Partnership is not liable for costs except to the extent of its future cash flow.  As costs are incurred on Partnership wells, cash flow from operations will be reduced or eliminated.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties, Inc. Income Fund V, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010