Form 10-Q
period 2011-03-31
SOUTHWEST ROYALTIES INC INCOME FUND V
filed 2011-05-13
CIK 782149

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, which are found in the Registrant's Form 10-K Report for 2010 filed with the Securities and Exchange Commission.  The December 31, 2010 balance sheet included herein has been taken from the Registrant's 2010 Form 10-K Report.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund V
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$27,938	$2,768
Receivable from Managing General Partner	39,611	25,461
Total current assets	67,549	28,229

Oil and gas properties - using the full-
cost method of accounting	6,335,242	6,335,242
Less accumulated depreciation,
depletion and amortization	5,841,960	5,834,332

Net oil and gas properties	493,282	500,910
	$560,831	$529,139

Liabilities and Partners' (Deficit) Equity

Asset retirement obligation	$612,920	$602,586

Partners' (deficit) equity:
General partner	(680,572)	(682,708)
Limited partners	628,483	609,261
Total partners' deficit	(52,089)	(73,447)

	$560,831	$529,139

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues

Income from net profits interests	$77,104	$57,034
Interest	9	1
	77,113	57,035

Expenses

Depreciation, depletion and amortization	7,628	7,072
Accretion of asset retirement obligations	10,334	9,947
General and administrative	37,793	36,456
	55,755	53,475

Net income	$21,358	$3,560

Net income allocated to:

Managing General Partner	$2,136	$356

Limited partners	$19,222	$3,204

Per limited partner unit	$2.56	$.43

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund V
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:

Cash received from net profits interests	$62,954	$57,034
Cash paid to suppliers	(37,793)	(57,034)
Interest received	9	1

Net cash provided by operating activities	25,170	1

Net increase in cash and cash equivalents	25,170	1

Beginning of period	2,768	2,770

End of period	$27,938	$2,771

Reconciliation of net income to net
cash provided by operating activities:

Net income	$21,358	$3,560

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	7,628	7,072
Accretion of asset retirement obligations	10,334	9,947
Increase in receivables	(14,150)	-
Decrease increase in payables	-	(20,578)

Net cash provided by operating activities	$25,170	$1

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

2.	Summary of Significant Accounting Policies
The interim financial information as of March 31, 2011, and for the three months ended March 31, 2011, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in abandonment obligations for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Beginning of period	$602,586	$580,996
Accretion expense	10,334	9,947
End of period	$612,920	$590,943

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2011.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be changed to current expense.  As of March 31, 2011, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2011, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2011	2010
Oil production in barrels	1,488	1,346
Gas production in mcf	9,985	9,098
Total (BOE)	3,152	2,862
Average price per barrel of oil	$95.30	$76.65
Average price per mcf of gas	$7.78	$8.57
Partnership distributions	$-	$-
Limited partner distributions	$-	$-
Per unit distribution to limited partners	$-	$-
Number of limited partner units	7,499	7,499

Operating Results
The following discussion compares our results for the quarters ended March 31, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective quarterly period.

Revenues
Comparing 2011 to 2010, oil and gas sales increased $38,316, of which price variances accounted for a $19,829 increase and production variances accounted for a $18,487 increase.

Production in 2011 (on a BOE basis) was 10% higher than 2010.  Oil production increased 11% in 2011 and gas production increased 10% in 2011 due primarily to the return to production of a well that was down most of the first quarter of 2010.

In 2011, our realized oil price was 24% higher than 2010, while our realized gas price was 9% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $43.37 per BOE in 2010 to $45.16 per BOE in 2011.

Expenses
Depletion on a BOE basis decreased 2% in 2011.  Comparing 2011 to 2010, depletion expense increased $556, of which rate variances accounted for a $160 decrease and production variances accounted for a $716 increase.

Accretion expense increased 4% in 2011 compared to 2010.

General and administrative (“G&A”) expenses were 4% higher in 2011 compared to 2010.

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

Liquidity and Capital Resources
There were no partnership distributions during the quarter ending March 31, 2011.  Cumulative cash distributions of $9,636,841 have been made to the general and limited partners as of March 31, 2011.  As of March 31, 2011, $8,657,618 or $1,154.50 per limited partner unit has been distributed to the limited partners, representing 115% of contributed capital.

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

Item 4.                      Controls and Procedures

Disclosure Controls and Procedures
The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management of the Managing General Partner will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership’s reports to the SEC.  Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management of the Managing General Partner, including its chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission on March 31, 2011 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Royalties, Inc. Income Fund V, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ Mel G. Riggs
Mel G. Riggs
President and Chief Executive Officer

Date:	May 13, 2011